Form 10-Q
period 2010-10-31
AURUM RESOURCES CORP.
filed 2011-02-07
CIK 1492168

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-167217

AURUM RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	1300 (Primary Standard Industrial Classification Number)	68-0678790 (IRS Employer Identification Number)

1516 E. Tropicana Ave., Suite 155

Las Vegas, Nevada 89119

Tel: (702) 430-1720
Fax: (702) 577-0339

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

____________________________

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 7, 2011
Common Stock, $0.001	3,470,000

AURUM RESOURCES CORP.

PART 1   FINANCIAL INFORMATION

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Aurum Resources Corp.

We have reviewed the accompanying balance sheet of Aurum Resources Corp.  (An Exploration Company)(the Company) as of October 31, 2010, and the related statements of operations, and cash flows for the three and six months ended October 31, 2010, and for the period from May 22, 2009 (inception) through October 31, 2010. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to its current status are also described in the Notes 2 to financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__

Chang G. Park, CPA

February 7, 2011

San Diego, California

AURUM RESOURCES CORP. (An Exploration Stage Company) Balance Sheets
	October 31, 2010 (unaudited)	April 30, 2010
Assets
Current Assets
Cash	$ 154	$ 5,126
Total Current Assets	154	5,126
Other Non-Current Assets
Working Interest in Oil Project	10,000	-
Total Other Non-Current Assets	10,000	-
Total Assets	$ 10,154	$ 5,126

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Accounts Payable	$ 3,575	$ -
Loan from director	16,051	3,225
Total liabilities	19,626	3,225

Stockholders’ Equity (Deficit)

Common stock, $0.001par value, 75,000,000 shares authorized;
2,500,000 shares issued and outstanding	2,500	2,500
Additional paid-in-capital	-	-
Deficit accumulated during the exploration stage	(11,972)	(599)
Total stockholders’ equity (deficit)	(9,472)	1,901
Total liabilities and stockholders’ equity (deficit)	$ 10,154	$ 5,126
The accompanying notes are an integral part of these financial statements.

AURUM RESOURCES CORP. (An Exploration Stage Company) Statements of Operations (Unaudited)
	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Six Months Ended October 31, 2010	From Inception (May 22, 2009) To October 31, 2009	From Inception (May 22, 2009) to October 31, 2010
Revenue:
Revenue	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Expenses
Professional fee	2,593	-	7,593		7,593
General and administrative expenses	3,492	11	3,780	11	4,379
Total Expenses	6,085	11	11,373	11	11,972
Net loss before income taxes	(6,085)	(11)	(11,373)	(11)	(11,972)
Income tax expense	-	-	-	-	-
Net loss for the period	$ (6,085)	$ (11)	$ (11,373)	$ (11)	$ (11,972)
Basic and Diluted Earnings (Loss) Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares	2,500,000	1,440,217	2,500,000	812,883
The accompanying notes are an integral part of these financial statements.

AURUM RESOURCES CORP. (An Exploration Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended October 31, 2010	From Inception (May 22, 2009) To October 31, 2009	From Inception (May 22, 2009) to October 31, 2010
Cash Flows From Operating Activities
Net income (loss)	$ (11,373)	$ (11)	$ (11,972)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,575		3,575
Net cash used in operating activities	(7,798)	(11)	(8,397)

Cash Flows From Investing Activities
Working interest in oil project	(10,000)	-	(10,000)
Net cash used in Investing activities	(10,000)		(10,000)
Cash Flows From Financing Activities
Loan from director	12,826	25	16,051
Sale of common stock	-	2,500	2,500
Net cash provided by financing activities	12,826	2,525	18,551
Net (decrease) in cash and equivalents	(4,972)	2,514	154
Cash and equivalents at beginning of the period	5,126	-	-
Cash and equivalents at end of the period	$ 154	$ 2,514	$ 154

Supplementary information
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

AURUM RESOURCES CORP.

 (An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2010

 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Aurum Resources Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on May 22, 2009.

The Company has been in an exploration stage since its formation and has not realized any revenues from operations. The Company intends to commence operations in oil and gas exploration and production industry in North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (May 22, 2009) through October 31, 2010, the Company has accumulated losses of $11,972.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in the United States dollars.

Fiscal Periods

The Company's fiscal year end is April 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $11,972 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and expenses  during  the  reporting  period. Actual results could differ from those estimates.

AURUM RESOURCES CORP.

 (An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2010

 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Net Loss per Share

The Company computes net loss per share accordance with FASB ASC 205 "Earnings per Share". FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

Oil and gas accounting policy

The Company utilizes the full-cost method of accounting for oil and gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs whether the projects are successful or unsuccessful. The capitalized cost is then amortized into expense as the total reserves are produced. Capitalized costs, less accumulated amortization and related deferred income taxes, should be expensed when they exceed the cost center ceiling.

AURUM RESOURCES CORP.

 (An Exploration Stage Company)

Notes to the Financial Statements

October 31, 2010

 (Unaudited)

NOTE 3 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On September 9, 2009, the Company issued 2,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,500.

NOTE 4 - INCOME TAXES

The Company has incurred operating losses of $11,972, which, if utilized, will begin to expire in 2030. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

NOTE 5 - RELATED PARTY TRANSACTONS

As of April 30, 2010, Director had loaned the Company $3,225. On May 3, 2010, Director loaned the Company $10,000.  August 11, 2010, Director loaned the Company $976. September 15, 2010, Director loaned the Company $1,850. The loans are non-interest bearing and unsecured. As of October 31, 2010 total loan from director was $16,051.

NOTE 6 - PROJECT AGREEMENT

The Company entered into a Joint Venture Contract and Operating Agreement dated April 30, 2010, with Patriot Financial Group, and acquired an working interest in the Washom II Lease Project, a three (3) well drilling project located on a 80 acres +/- lease in Rogers County, Oklahoma. The project is a drilling project with plans to produce the Bartlesville oil formation. On May 3, 2010, the Company made a payment of $10,000 to complete the purchase of our interest and received 1% of the working interest revenue generated by the project.

The Company agreed to pay its pro-rata share (based on 1% ownership) of the expense of the operation and maintenance of the wells in addition to the same  pro-rata share of any work-over operation required for the wells, such as service or replacement parts as needed.  A fee totaling Two Hundred ($200) per well, per month for basic operation and maintenance shall be levied among the Working Interest owners. The Company will be offered, on a first right of refusal basis, the opportunity to participate in any future wells drilled on said lease.

NOTE 7 – SUBSEQUENT EVENTS

During November and December 2010, the company issued 970,000 common shares @ $0.03 for cash $29,100.

NOTE 8 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

FASB ASC 105-10-65, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were incorporated in the State of Nevada on May 22, 2009. We are engaged in the acquisition of interests and leases of developing and producing oil and natural gas wells. We have only recently begun our current operations and have not yet earned any revenues and have an operational loss of $11,972 from May 22, 2009 (date of inception) to October 31, 2010.

Joint Venture Contract and Operating Agreement

Aurum Resources Corp. entered into a Joint Venture Contract and Operating Agreement with Patriot Financial Group on April 30, 2010  and acquired a working interest in the Washom II Lease Project, a three (3) well drilling project located on a 80 acres +/- lease in Rogers County, Oklahoma.

Description of property

On May 3, 2010, we purchased 1% of working interest in the Washom II Lease Project for $10,000 USD. This project is located in Rogers County, Oklahoma and is surrounded by existing and long lasting production. Our interest gives us the right to receive 1% of the operating profit after paying 12.5% of royalty interest to landowner, but it does not give us the right to operate the wells. Patriot Financial Group of Montreal, Quebec, Canada and RC Oil Company of Owasso, Oklahoma operate the wells and are obligated to pay us our 1% of working interest. All production revenue will be deposited in a special working interest account that is administered by a certified public accounting firm that is qualified to perform oil and gas accounting work. Revenue payments will be prepared by said CPA firm after deduction for operating expenses in proportion to percentage of working interest ownership and said net proceeds will be disbursed to the Working Interest Owners along with a detailed accounting for items of income, expenses, depreciation, and depletion.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended October 31, 2010 Compared to the Three Month Period Ended October 31, 2009

Our net loss for the three month period ended October 31, 2010 was $6,085 compared to a net loss of $11 during the three month period ended October 31, 2009. During the three month period ended October 31, 2010 and 2009, we did not generate any revenue.

During the three month period ended October 31, 2010, we incurred general and administrative expenses of $3,492 and professional fee of $2,593 and compared to $11 incurred during the three month period ended October 31, 2009. General and administrative and professional fee expenses incurred during the three month period ended October 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,500,000 for the three month period ended October 31, 2010.

Six Month Period Ended October 31, 2010 Compared to the period from Inception (May 22, 2009) to October 31, 2010

Our net loss for the six month period ended October 31, 2010 was $11,373 compared to a net loss of $11,972 during the period from inception (May 22, 2009) to October 31, 2010. During the six month period ended October 31, 2010, we did not generate any revenue.

During the six month period ended October  31, 2010, we incurred  general and administrative expenses of $3,780 and professional fee of $7,593 and  compared to $11,972 incurred during the period from inception (May 22, 2009) to October 31, 2010. General and administrative and professional fee expenses incurred during the six month period ended October 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,500,000 for the six month period ended October 31, 2010.

Liquidity and Capital Resources

Six Month Period Ended October 31, 2010

As at October 31, 2010, our total assets were $10,154 compared to $5,126 in total assets at April 30, 2010. As at October 31, 2010, total assets were comprised of $154 in cash (current assets) and $10,000 in Working Interest in Oil Project (Other Non-Current Assets). As at October 31, 2010, our current liabilities were $19,626. Current liabilities were comprised of $16,051 in loan from director and accounts payable of $3,575.

Stockholders’ equity decreased from $1,901 as of April 30, 2010 to $(9,472) as of October 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended October 31, 2010, net cash flows used in operating activities was $7,798 consisting of a net loss of $11,373 and increase in accounts payable of $3,575.

Net cash flows used in operating activities was $8,397 for the period from inception (May 22, 2009) to October 31, 2010.

Cash Flows from Investing Activities

For the six month period ended October 31, 2010, cash flows used in investing activities was $10,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended October 31, 2010, net cash provided by financing activities was $12,826 received from director’s loan. For the period from inception (May 22, 2010) to October  31, 2010, net cash provided by financing activities was $18,551 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our October 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October  31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended October  31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Danil Shpeyzer
Danil Shpeyzer	President, Chief Executive Officer and Chief Financial Officer	February 7, 2011