Form 10-Q
period 2011-01-31
AURUM RESOURCES CORP.
filed 2011-02-07
CIK 1492168

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Aurum Resources Corp.

We have reviewed the accompanying balance sheet of Aurum Resources Corp.  (An Exploration Company)(the Company) as of January 31, 2011, and the related statements of operations, and cash flows for the three and nine months ended January 31, 2011, and for the period from May 22, 2009 (inception) through January 31, 2011. These financial statements are the responsibility of the Company’s management.

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

/s/ Chang G. Park__

Chang G. Park, CPA

February 7, 2011

San Diego, California

AURUM RESOURCES CORP. (An Exploration Stage Company) Balance Sheets
	January 31, 2011 (unaudited)	April 30, 2010
Assets
Current Assets
Cash	$ 25,314	$ 5,126
Total Current Assets	25,314	5,126
Other Non-Current Assets
Working Interest in Oil Project	10,000	-
Total Other Non-Current Assets	10,000	-
Total Assets	$ 35,314	$ 5,126

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Loan from director	$ 16,051	$ 3,225
Total liabilities	16,051	3,225

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
3,470,000 shares and 2,500,000 issued and outstanding as of January 31, 2011 and April 30, 2010)	3,470	2,500
Additional paid-in-capital	28,130	-
Deficit accumulated during the exploration stage	(12,337)	(599)
Total stockholders’ equity	19,263	1,901
Total liabilities and stockholders’ equity	$ 35,314	$ 5,126
The accompanying notes are an integral part of these financial statements.

AURUM RESOURCES CORP. (An Exploration Stage Company) Statements of Operations (Unaudited)
	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Nine Months Ended January 31, 2011	From Inception (May 22, 2009) January 31, 2010	From Inception (May 22, 2009) to January 31, 2011
Revenue:
Revenue	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-
Expenses
Professional fee	-	-	7,593		7,593
General and administrative expenses	365	-	4,145	11	4,744
Total Expenses	365	-	11,738	11	12,337
Net loss before income taxes	(365)	-	(11,738)	(11)	(12,337)
Income tax expense	-	-	-	-	-
Net loss for the period	$ (365)	$ -	$ (11,738)	$ (11)	$ (12,337)
Basic and Diluted Earnings (Loss) Per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares	3,124,239	2,500,000	2,708,080	1,421,569
The accompanying notes are an integral part of these financial statements.

AURUM RESOURCES CORP. (An Exploration Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended January 31, 2011	From Inception (May 22, 2009) January 31, 2010	From Inception (May 22, 2009) to January 31, 2011
Cash Flows From Operating Activities
Net income (loss)	$ (11,738)	$ (11)	$ (12,337)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-		-
Net cash used in operating activities	(11,738)	(11)	(12,337)

Cash Flows From Investing Activities	-	-	-
Working interest in oil project	(10,000)	-	(10,000)
Net cash used in Investing activities	(10,000)		(10,000)
Cash Flows From Financing Activities
Loan from director	12,826	25	16,051
Sale of common stock	29,100	2,500	31,600
Net cash provided by financing activities	41,926	2,525	47,651
Net (decrease) in cash and equivalents	20,188	2,514	25,314
Cash and equivalents at beginning of the period	5,126	-	-
Cash and equivalents at end of the period	$ 25,314	$ 2,514	$ 25,314

Supplementary information
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

AURUM RESOURCES CORP.

 (An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2011

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

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (May 22, 2009) through January 31, 2011, the Company has accumulated losses of $12,337.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in the United States dollars.

Fiscal Periods

The Company's fiscal year end is April 30.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,337 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

January 31, 2011

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

AURUM RESOURCES CORP.

 (An Exploration Stage Company)

Notes to the Financial Statements

January 31, 2011

 (Unaudited)

NOTE 3 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On September 9, 2009, the Company issued 2,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,500. During November and December 2010, the company issued 970,000 common shares @ $0.03 for cash $29,100. During the period May 22, 2009 (inception) to January 31, 2011, the Company sold a total of 3,470,000 shares of common stock for total cash proceeds of $31,600.

NOTE 4 - INCOME TAXES

The Company has incurred operating losses of $12,337, which, if utilized, will begin to expire in 2031. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

NOTE 5 - RELATED PARTY TRANSACTONS

 As of April 30, 2010, Director had loaned the Company $3,225. On May 3, 2010, Director loaned the Company $10,000.  August 11, 2010, Director loaned the Company $976. September 15, 2010, Director loaned the Company $1,850. The loans are non-interest bearing and unsecured. As of January 31, 2011 total loan from director was $16,051.

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

NOTE 7 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were incorporated in the State of Nevada on May 22, 2009. We are engaged in the acquisition of interests and leases of developing and producing oil and natural gas wells. We have only recently begun our current operations and have not yet earned any revenues and have an operational loss of $12,337 from May 22, 2009 (date of inception) to January 31, 2011.

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

Three Month Period Ended January 31, 2011 Compared to the Three Month Period Ended January 31, 2010

Our net loss for the three month period ended January 31, 2011 was $365 compared to a net loss of $0 during the three month period ended January 31, 2010. During the three month period ended January 31, 2011 and 2010, we did not generate any revenue.

During the three month period ended January 31, 2011, we incurred general and administrative expenses of $365 compared to $0 incurred during the three month period ended January 31, 2010. General and administrative and professional fee expenses incurred during the three month period ended January 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,124,239 for the three month period ended January 31, 2011.

Nine Month Period Ended January 31, 2011 Compared to the period from Inception (May 22, 2009) to January 31, 2010

Our net loss for the nine month period ended January 31, 2011 was $11,738 compared to a net loss of $12,337 during the period from inception (May 22, 2009) to January 31, 2011. During the nine month period ended January 31, 2011, we did not generate any revenue.

During the nine month period ended January 31, 2011, we incurred  general and administrative expenses of $4,145 and professional fee of $7,593 compared to $12,337  incurred during the period from inception (May 22, 2009) to January 31, 2011. General and administrative and professional fee expenses incurred during the nine month period ended January 31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,708,080 for the nine month period ended January 31, 2011.

Liquidity and Capital Resources

Nine Month Period Ended January 31, 2011

As at January 31, 2011, our total assets were $35,314 compared to $5,126 in total assets at April 30, 2010. As at January 31, 2011, total assets were comprised of $25,314 in cash (current assets) and $10,000 in Working Interest in Oil Project (Other Non-Current Assets). As at January 31, 2011 our current liabilities were $16,051. Current liabilities were comprised of $16,051 in loan from director.

Stockholders’ equity increased from $1,901 as of April 30, 2010 to $19,263 as of January 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended January 31, 2011, net cash flows used in operating activities was $11,738 consisting of a net loss of $11,738.

Net cash flows used in operating activities was $12,337 for the period from inception (May 22, 2009) to January 31, 2011.

Cash Flows from Investing Activities

For the nine month period ended January 31, 2011 cash flows used in investing activities was $10,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended January 31, 2011, net cash provided by financing activities was $41,926 received from proceeds from issuance of common stock and loan from director. For the period from inception (May 22, 2010) to January 31, 2011, net cash provided by financing activities was $47,651 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our January 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended January 31, 2011  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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