Form 10-K
period 2011-04-30
NORTH SPRINGS RESOURCES CORP.
filed 2011-08-03
CIK 1492168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

_________________________

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

NORTH SPRINGS RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	333-167217	68-0678790
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

200 S Virginia, 8th Floor Reno, NV 89501 (Address of principal executive offices)

(775) 398-3078
(Registrant’s Telephone Number) Copy of all Communications to: Carrillo Huettel, LLP 3033 5th Avenue, Suite 400 San Diego, CA 92103 Phone: 619-546-6100 Fax: 619-546-6060

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 29, 2010 was $NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “NSRS.OB”

As of August 2, 2011, there were 347,000,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “NSRS”, “we”, “us” and “our” are references to North Springs Resources Corp.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated in the State of Nevada on May 22, 2009 under the name Aurum Resources Corp.  We are an exploration stage company engaged in the acquisition of interests and leases in developing and producing oil and natural gas wells.  On June 21, 2011, we filed Amended and Restated Articles of Incorporation, changing our company name to North Springs Resources Corp.

Description of Business

On April 30, 2010, the Company entered into a Joint Venture Contract and Operating Agreement with Patriot Financial Group (“Patriot”) and acquired a 1% working interest in the Washom II Lease Project (the “Washom II Project”), a three (3) well drilling project located on a 80 acres +/- lease in Rogers County, Oklahoma. The Washom II Project is a Joint Venture to be organized under the laws of the State of Oklahoma for the purpose of drilling, equipping, and putting into production the three (3) oil wells, and of operating and producing said wells that are deemed commercial.

On May 3, 2010, the Company made a payment of $10,000 USD to complete its purchase of the 1% working interest.  Our interest gives us the right to receive 1% of the operating profits generated from the Washom II Project after paying 12.5% of royalty interest to the landowner.  Our interest does not give us the right to operate the wells.  R.C. Oil Company (“R.C.”) of Owasso, Oklahoma and Patriot of Montreal, Quebec, Canada operate the wells and are obligated to pay us our 1% of working interest. R.C. is an existing oil and gas development, production, and operations company founded in March of 1987.  Patriot is also an existing oil and gas development, production and operations company.  Founded in 2001, Patriot has distinguished itself in the oil and gas industry from its inception.

All production revenue generated from the Washom II Project will be deposited into a special working interest account that is administered by a certified public accounting firm that is qualified to perform oil and gas accounting work. Revenue payments will be prepared by said firm after deduction for operating expenses in proportion to the percentage of working interest ownership and said net proceeds will be disbursed to the working interest owners along with a detailed accounting for items of income, expenses, depreciation, and depletion.

The Washom II Project wells are in the Bartlesville Oil Formation at a depth of 550’ to 600’ +/-. The operators stimulate the wells through the use of a sand frac and horizontal drilling, and then put the wells into production. The wells are relatively shallow in nature and are inexpensive by today’s standards to develop maintain, and operate. The project’s engineer developed a method for drilling horizontally on shallow wells such as ours, which previously was not possible. The basic way to drill a shallow well up to this point has been to drill vertical and hope to hit a reserve. Horizontal drilling has been developed to efficiently drill shallow horizontal wells with extended reach laterals. True horizontal drilling can follow the reservoir on a flat axis up or down depending on formation. Horizontal wells increase productivity much more than vertical wells. The operating costs associated with infrastructure, wellhead equipment and maintenance are also greatly reduced.  Wells that otherwise would have been considered marginal or uneconomical are now successful because of horizontal drilling. Thin reservoirs, isolated and bypassed oil and gas reservoirs and reserves in environmentally sensitive areas would benefit from this technology.

The Washom II Project wells were drilled in summer 2010 and produced oil, but at slower rates than projected. The operator plans to create a water flood program to boost the pressure, as oil has been produced but is not coming up at fast enough rates.  There is no assurance that the wells in the Washom II Project will be productive or projected production will start as scheduled or ever start at all, in which case we may never generate revenues.

Plan of Operation

Our specific goal is to receive revenue from operation of oil and gas wells. We intend to include in our portfolio additional interests in producing or exploration stage oil and gas properties with exploration potential. We also intend to hire a qualified geologist who will be responsible for performing due diligence on our future oil and gas property acquisitions. Our geologist will be employed on a contract basis and will be compensated in the form of commissions from revenue generated by our interests of our properties. Our plan of operations is as follows:

Over the next twelve months, we plan to take the following actions to expand our business operations:

1.

Over the next 2 months:  We plan to make a list of potential interests of oil and gas properties available for purchase. To do this we plan to conduct research online, attend trade shows and contact our associates in the oil and gas industry. We plan to have this list of properties completed after two months.

2.

Over the next 3-4 months: We plan to set up our office and acquire the necessary equipment to begin operations.  Our sole officer and director will handle our administrative duties.

3.

Over the next 3-5 months:  We intend to gather and conduct due diligence on the potential properties available for purchase. To do this we plan to obtain the following documents for each property: investor presentation, property maps and reports. In our selection we plan to review the documents and contact the appropriate organizations to verify the reserves and ownerships of the properties. We may also hire someone to visit the property sites.

4.

Over the next 5-6 months:  We intend to hire a qualified geologist who will be responsible for conducting due diligence on our behalf on the oil and gas properties that we plan to purchase. To do this we plan to contact our partners from Patriot or our legal counsel.  We also may put a “wanted ad” on our website and on online classifieds websites such as www.craigslist.org. Our geologist will be employed on a contract basis and will be compensated in the form of commissions from revenue generated by our interests of our properties.

5.

Over the next 7-10 months:  We plan to purchase at least one more interest in producing oil or gas properties with steady income and upside exploration potential.

6.

After 10 months:  We plan to keep searching for and acquiring interests in oil and gas properties with exploration potential.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Future Oil and Gas Interests

Our search for oil and gas leases or interests in leases has been directed towards small and medium-sized oil and natural gas production companies and properties. For our initial property interest acquisitions, we are looking for low risk interests. During the next twelve months, we intend to include in our portfolio additional interests in producing or exploration stage oil and gas properties with exploration potential. As we continue the development of our portfolio of interests, we will be looking for properties and interests which have the following qualities:

•

At least developmental drilling in proven producing areas;

•

High performance of other wells in the area;

•

Good geological and engineering reports;

•

Diversified package of wells to be drilled (at least two wells in the project);

•

Significant additional production capacity through developmental drilling, recompletions and workovers;

•

Further developmental potential;

•

In some cases, ability to assume operatorship or appointment of a known operator with relevant experience in the area.

The Oil and Gas Industry

The United States ranks as the third highest oil producing country in the world and ranks first as the country with the highest consumption of oil. The United States ranks as the second highest natural gas producing country in the world and ranks first as the country with the highest consumption of natural gas.  (U.S. Energy Information Administration. 2009. Retrieved on July 22, 2011 from and publicly available at:  http://www.eia.gov/countries/index.cfm?view=production).

Currently, oil and natural gas fuel more than 97 percent of America’s vehicles, whether on land, sea, or in the air.  Oil and natural gas are also key components in the vast majority of all manufactured goods. Whether it’s surgical equipment, fertilizers, phones, CDs, paints or fuels, the oil and natural gas industry supports our day-to-day safety, mobility, health and lifestyle.  (Energy Tomorrow.  Retrieved on July 22, 2011 from and publicly available at:  http://energytomorrow.org/issues/oil-and-gas-101/petroleum-products/).

Further, the demand for oil and gas is expected to significantly rise.  The U.S. will require 21 percent more energy in 2035 than in 2009 with more than half of the energy demand expected to be met by oil and natural gas.  Today, oil accounts for 37 percent of our energy use with the lion’s share of it fueling 94 percent of our transportation energy needs. Although ethanol and other biofuels are expected to grow rapidly in the future and steadily displace some oil use, the U.S. Energy Information Administration forecasts oil will continue to account for the largest share of our energy needs filling 33 percent of total energy demand and 85 percent of our transportation needs in 2035.  (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.  Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Future U.S. Energy Demand:  The U.S. will require 21 percent more energy in 2035 than in 2009.

(Calculated in Quadrillion British Thermal Units “BTU”).

140
120
100
80
60
40
20
0.0
1980
2000
2005
2015
2035
Hydro
Biomass and Renewables
Nuclear
Coal
Natural Gas
Oil
1980
3.3%
3.7%
3.5%
19.7%
25.9%
43.8%
2009*
2.8%
2.6%
8.8%
20.8%
24.6%
38.6%
2035*
2.7%
4.7%
8.0%
21.3%
23.8%
36.6%

Source:  “Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.

Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.

Globally, the demand for energy has also hit all time highs and countries such as China and India are driving this demand. India and China will account for 45 percent of the increase in global primary energy demand by 2030, with both countries more than doubling their energy use over that period (“The World’s 10 Biggest Oil Consumers.”  Rediff Business.  March 12, 2010.  Retrieved on July 22, 2011 from and publicly available at: http://business.rediff.com/slide-show/2010/mar/12/slide-show-1-worlds-10-biggest-oil-consumers.htm#contentTop).  As the population density increases, the demand for oil and gas will rise. Of course, the price history of oil and gas is not one of constant increase, and every investor should be aware of this.

Recent forecasts by the U.S. Energy Information Administration estimate that sustaining a 3.2 percent rate of annual growth in the global economy from 2007 to 2035 (measured in purchasing power parity) will require an expansion of about 24.5 million barrels per day in global oil supplies.  That is an increase equivalent to nearly doubling the current consumption of North America. The growth in demand for natural gas worldwide is expected to be even larger, increasing by 45 percent from 2007 to 2035. Despite significant growth of renewables and improvements in energy efficiency, more than half of the world’s energy demand will be met in 2035 by oil and natural gas, as is the case today.  (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011. Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Future Global Energy Demand:  The World will require 49 percent more energy in 2035 than in 2007.

(Calculated in Quadrillion British Thermal Units “BTU”).

800
700
600
500
400
300
200
100
0
Nuclear
Renewables
Natural Gas
Coal
Oil
1980
7.4%
2.7%
24.8%
19.0%
46.2%
2007
5.5%
9.9%
22.6%
26.7%
35.3%
2035
6.4%
13.5%
21.9%
27.9%
30.3%
1980
2007
2035

Source:  “Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011.

Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.

There are significant risks associated with direct investing in oil and gas projects. However, we believe that direct investments in oil & gas can provide high potential returns and cash flow. There have been many new discoveries in oil and gas developmental technology, including faster drilling speeds, greater access to resources, better completion techniques and even turn-key drilling commitments for drilling deeper than 20,000 feet.   Oil and gas prices are now sufficiently high enough to warrant drilling deeper and spending more money to do it. Ten or more years ago, oil drilling was very risky, largely due to the probability of hitting a dry well. However, technology has come a long way since then. The latest techniques include the use of satellite mapping and horizontal drilling. This enables producers to locate and drill more effectively, thus reducing cost.

Significant oil and gas discoveries that are announced today often result from investments begun by companies as far back as a decade or more ago. Since the year 2000, our industry invested over 2 trillion dollars in U.S. capital projects to meet the growing demand for oil and natural gas.  The worldwide economic downturn, along with lower oil and natural gas prices and tight credit markets, caused some oil and natural gas producers to cut their capital budget plans in 2009. However, investments have since rebounded.  (“Energizing America.  Facts for Addressing Energy Policy.”  energyAPI.  May 2, 2011. Retrieved on July 22, 2011 from and publicly available at http://www.api.org/aboutoilgas/upload/truth_primer4.pdf.)

Competition

The major oil and gas companies have gone offshore as well as overseas to explore for big oil fields. The reasons for this is that there are fewer restrictions on offshore oil drilling, and there are more areas to choose from, compared to land drilling. The technology for offshore drilling has also improved exponentially, to the point where it becomes just as lucrative as land drilling. Many big companies have also gone overseas because of cheaper production in other countries. Larger companies drilling massive wells need vast amounts of equipment and resources to maintain them. Therefore, considerably cheaper overseas labor and equipment help keep costs down. Major refining companies have left behind millions of barrels of oil for independent producers to extract. As a result of the big corporations going offshore and overseas, most of their smaller domestic producing wells were left to independent producers. Our business strategy is to compete for acquiring interests in these smaller exploration and producing oil and gas properties with steady income and upside exploration potential.

We are a new and unestablished oil and gas company and have a weak competitive position in the industry. We compete with other oil and gas companies for financing and for the acquisition of new oil and gas interests and properties. Many of the oil and gas companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas interests or properties of merit, on exploration of their oil and gas properties, or on development of their oil and gas properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having oil and gas properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to acquire future oil and gas properties.

We will also compete with other junior oil and gas companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas companies. The presence of competing junior oil and gas companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

Governmental Regulation

General

The production and sale of oil and gas is subject to regulation by federal, state, and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas, pursuant to which administrative agencies may promulgate rules in connection with the operation and production of wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates of production with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975, which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such re-imposition might occur and the effect thereof cannot be predicted.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is “deregulated”). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that the owners of our oil and gas properties may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties.

The regulatory burden on this industry could increase the operating expenses of the operators of the oil and gas properties in which we have a working interest and therefore, affect our profitability. However, we do not believe that these regulations will have a significant negative impact on our limited operations with respect to our current or future oil and gas interests.

Regulation of Drilling and Production

The drilling and production operations of the oil and gas properties in which we have or will acquire working interests are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•

the amounts and types of substances and materials that may be released into the environment;

•

the discharge and disposition of waste materials;

•

the reclamation and abandonment of wells and facility sites; and

•

the remediation of contaminated sites.

In order to comply with these statutes and regulations, the owners of the oil and gas properties in which we currently have or will obtain working interests are required to obtain permits for drilling operations, drilling bonds, and reports concerning operations.  Failure to comply with these statutes and regulations could result in substantial fines or penalties, which in turn could negatively affect our profitability.

Environmental Regulations

The drilling and production operations of oil and gas properties are affected by various federal, state and local environmental laws and regulations, including the Oil Pollution Act of 1990, Federal Water Pollution Control Act, and Toxic Substances Control Act. The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who dispose of or arrange for the disposal of “hazardous substances” found at such sites. It is not uncommon for neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

Generally, environmental laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•

drilling;

•

development and production operations;

•

activities in connection with storage and transportation of oil and other liquid hydrocarbons; and

•

use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions.  Compliance with existing regulations increases the overall costs of business for the owners and operators of the oil and gas properties as well as for us, as we bear a portion of these expenses.   The increased costs cannot be easily determined. Such areas affected include:

•

unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

•

capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

•

capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug, and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations. However, we do not believe that changes to these regulations will have a significant negative effect upon our oil and gas interests.

Principal Products and Services

We are currently an exploration stage company focused on the acquisition, development and production of oil and gas properties.  We do not currently offer any products or services for sale.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently do not utilize patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our property consists of office space located at 200 S. Virginia, 8th Floor, Reno, Nevada 89501. We rent this space for $199 per month.  The space we lease is utilized for general office purposes. It is our belief that our space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.  We do not currently own any real estate.

On April 30, 2010, the Company entered into a Joint Venture Contract and Operating Agreement with Patriot Financial Group (“Patriot”) and acquired a 1% working interest in the Washom II Lease Project (the “Washom II Project”), a three (3) well drilling project located on a 80 acres +/- lease in Rogers County, Oklahoma.  On May 3, 2010, the Company made a payment of $10,000 USD to complete its purchase of the 1% working interest.  Our interest gives us the right to receive 1% of the operating profits from the Washom II Project after paying 12.5% of royalty interest to the landowner.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since March 3, 2011 under the symbol “ARMP.OB.”  On July 7, 2011, in connection with the change in our corporate name, our symbol changed to “NSRS.OB.”  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCBB since we began trading on March 3, 2011 based on our fiscal year end April 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
Third Fiscal Quarter (Nov. 1, 2010 – Jan. 31 2011)	N/A	N/A
Fourth Fiscal Quarter (Feb. 1, 2011 – Apr. 30, 2011)	--	--
First Fiscal Quarter (May 1, 2011 – Jul. 31, 2011)	--	--
Second Fiscal Quarter (Aug. 1, 2011 – Oct. 31, 2011)	--	--

Record Holders

As at July 25, 2011, an aggregate of 347,000,000 shares of our common stock were issued and outstanding and were owned by approximately 6 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

On June 16, 2011, the Board of Directors of the Company authorized a forward split (the “Forward Split”) of its issued and outstanding common shares, whereby every one (1) old share of common stock was exchanged for one hundred (100) new shares of the Company's common stock. As a result, the issued and outstanding shares of common stock increased from 3,470,000 prior to the Forward Split to 347,000,000 following the Forward Split. FINRA confirmed approval of the Forward Split, payable as a dividend to shareholders, and the Forward Split became effective on July 7, 2011. The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	April 30, 2011 $	April 30, 2010 $
Current Assets	-	5,126
Current Liabilities	16,070	3,225
Working Capital (Deficit)	(16,070)	1,901

Cash Flows

	April 30, 2011 $	April 30, 2010 $
Cash Flows from (used in) Operating Activities	(37,071)	(599)
Cash Flows from (used in) Investing Activities	(10,000)	-
Cash Flows from (used in) Financing Activities	41,945	5,725
Net Increase (decrease) in Cash During Period	(5,126)	5,126

Operating Revenues

During the years ended April 30, 2011 and 2010, the Company did not record any operating revenues.

Operating Expenses

During the year ended April 30, 2011, the Company incurred operating expenses and net loss totaling $47,071 compared with $599 for the year ended April 30, 2010.  The increase in operating expenses is due to the fact that the Company had commenced the start-up phase in prior year and incurred operating costs relating to the due diligence and acquisition of the oil and gas property.

Liquidity and Capital Resources

As at April 30, 2011, the Company had a cash balance of $nil and a working capital deficit of $16,070 compared with a cash balance of $5,126 and working capital of $1,901 at April 30, 2010.  The increase in working capital deficit is attributed to the operating expenditures incurred during the year and the lack of sufficient cash financing by the Company to settle the obligations incurred.

Cashflow from Operating Activities

During the year ended April 30, 2011, the Company used $37,071 of cash flow for operating activities compared with $599 for the year ended April 30, 2010.  The increase in cash flow used for operating activities was due to increases in operating activity during the year with respect to consulting, due diligence, and professional fees incurred with the acquisition of the oil and gas property.

Cashflow from Investing Activity

During the years ended April 30, 2011, the Company incurred $10,000 in investing activities relating to the acquisition of the oil and gas property.  The Company did not incur any investing activities during the year ended April 30, 2010.

Cashflow from Financing Activities

During the year ended April 30, 2011, the Company was provided $41,945 of cash flow from financing sources compared with $5,725 for the year ended April 30, 2010.  The increase in the proceeds from financing activities were mainly attributed to $29,100 in cash received from the issuance of common shares and $12,845 received from related parties to support ongoing operations of the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTH SPRINGS RESOURCES CORP.

(An Exploration Stage Company)

Financial Statements

For the Years Ended April 30, 2011 and 2010

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statements of Cash Flows

F-5

Statements of Stockholders’ Equity

F-6

Notes to the Financial Statements

F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Managements of

North Springs Resources Corp.

(formerly Aurum Resource Corp.)

(An Exploration Stage Company)

We have audited the accompanying balance sheet of North Springs Resources Corp. (formerly Aurum Resources Corp.) (An Exploration Stage “Company”) as of April 30, 2011 and 2010 and the related statements of operations, changes in shareholders' equity and cash flows for the period from May 22, 2009 (inception) through April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Springs Resources Corp. as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended and for the period from May 22, 2009 (inception) through April 30, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

     PLS CPA

August 3, 2011

San Diego, CA. 92111

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Balance Sheets

	April 30, 2011 $	April 30, 2010 $

ASSETS

Current Assets

Cash	–	5,126

Total Assets	–	5,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Due to related party	16,070	3,225

Total Liabilities	16,070	3,225

Stockholders’ Equity (Deficit)

Preferred stock, 50,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common stock, 400,000,000 shares authorized, $0.001 par value; 347,000,000 and 250,000,000 shares issued and outstanding	347,000	250,000

Additional paid-in capital	(315,400)	(247,500)

Deficit accumulated during the exploration stage	(47,670)	(599)

Total Stockholders’ Deficit	(16,070)	1,901

Total Liabilities and Stockholders’ Deficit	–	5,126

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Statements of Operations

	For the Year Ended	From May 22, 2009 (Date of Inception) to	Accumulated from May 22, 2009 (Date of Inception)
	April 30,	April 30,	to April 30,
	2011	2010	2011
	$	$	$

Revenues	–	–	–

Operating Expenses

Consulting fees	15,000	–	15,000
General and administrative expenses	869	599	1,468
Impairment of oil and gas property	10,000	–	10,000
Professional fees	14,468	–	14,468
Transfer agent and filing fees	6,734	–	6,734

Total Operating Expenses	47,071	599	47,670

Net loss	(47,071)	(599)	(47,670)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	289,386,301	170,058,100

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From May 22, 2009 (date of inception) to April 30, 2011

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance – May 22, 2009 (Date of Inception)	–	–	–	–	–

Issuance of shares for cash at $0.001 per share	250,000,000	250,000	(247,500)	–	2,500

Net loss for the period	–	–	–	(599)	(599)

Balance – April 30, 2010	250,000,000	250,000	(247,500)	(599)	1,901

Issuance of shares for cash at $0.03 per share	97,000,000	97,000	(67,900)	–	29,100

Net loss for the year	–	–	–	(47,071)	(47,071)

Balance – April 30, 2011	347,000,000	347,000	(315,400)	(47,670)	(16,070)

Note: On June 16, 2011, the Company effected a 100-to-1 forward split of its capital structure such that every one share of common stock issued and outstanding prior to the forward split was exchanged for one hundred post-split common shares of the Company.

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended April 30, 2011 $	For the Year Ended April 30, 2010 $	Accumulated from May 22, 2009 (Date of Inception) to April 30, 2011 $

Operating Activities

Net loss for the period	(47,071)	(599)	(47,670)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of oil and gas property	10,000	–	10,000

Net cash used in operating activities	(37,071)	(599)	(37,670)

Investing Activities

Working interest in oil project	(10,000)	–	(10,000)

Net cash used in investing activities	(10,000)	–	(10,000)

Financing Activities

Proceeds from issuance of common stock	29,100	2,500	31,600
Proceeds from related party	12,845	3,225	16,070

Net cash provided by financing activities	41,945	5,725	47,670

Increase (Decrease) in cash	(5,126)	5,126	–

Cash, beginning of period	5,126	–	–

Cash, end of period	–	5,126	–

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011 and 2010

1.

Nature of Operations and Continuance of Business

Aurum Resources Corp. (“the Company”) was incorporated under the laws of the State of Nevada, on May 22, 2009. The Company has been in an exploration stage since its formation and has not realized any revenues from operations. The Company intends to commence operations in oil and gas exploration and production industry in North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2011, the Company has not generated revenues and has accumulated losses totaling $47,670 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and valuation of long-lived assets and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011 and 2010

2.

Summary of Significant Accounting Policies (continued)

d)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

e)

Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011 and 2010

2.

Summary of Significant Accounting Policies (continued)

g)

Oil and Gas Accounting

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country-by-country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.

h)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at April 30, 2011 and 2010, the Company did not have any asset retirement obligation.

i)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011 and 2010

2.

Summary of Significant Accounting Policies (continued)

j)

Recent Accounting Pronouncements

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. The adoption of this standard has no material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. The adoption of this standard has no material effect on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. The adoption of this standard has no material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard did not have a significant impact on the Company’s financial statements.

In March 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update.  The adoption of this standard is not expected to have an impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011 and 2010

3.

Oil and Gas Property

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

As at April 30, 2011, the Company was unable to obtain a valuation report on the property and is uncertain as to future continuance of the project. As such, all capitalized costs of the project have been impaired as at April 30, 2011.

4.

Related Party Transactions

As at April 30, 2011, the Company owed $16,070 (2010 - $3,225) to the former President and Director of the Company for financing of day-to-day expenditures and management fees incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

5.

Common Shares

On June 21, 2011, the Company filed a Certificate of Change with the State of Nevada to exchange each issued and outstanding share of common stock for one hundred shares of common stock in a 100-for-1 forward stock split.  All share numbers have been retroactively adjusted for all periods presented give effect to the 100-for-1 forward stock split.

a)

During November and December 2010, the Company issued 97,000,000 common shares for proceeds of $29,100.

b)

On September 9, 2009, the Company issued 250,000,000 shares of common stock for proceeds of $2,500.

6.

Income Taxes

The Company has $12,808 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2030.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes for the years ended April 30, 2011 and 2010 as a result of the following:

	2011 $	2010 $

Net loss before taxes	47,071	599
Statutory rate	34%	34%

Expected tax recovery	16,004	204
Non-deductible expenses	(3,400)	–
Change in valuation allowance	(12,604)	(204)

Income tax provision	–	–

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

April 30, 2011 and 2010

6.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at April 30, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	2011 $	2010 $

Net operating losses carried forward	12,808	204
Valuation allowance	(12,808)	(204)

Net deferred tax asset	–	–

Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. As at April 30, 2011, the Company has no uncertain tax positions.

7.

Subsequent Event

On June 16, 2011, the Company and Board of Directors approved an increase in the authorized number of common shares from 75,000,000 common shares to 400,000,000 common shares and preferred shares totalling 50,000,000 authorized shares, of which 25,000,000 shares shall be designated as Series A Preferred Stock.  The aggregate number of authorized shares is 450,000,000 shares.  In addition, the Company authorized a 100-to-1 forward split of its existing common shares which increased the issued and outstanding common shares from 3,470,000 shares to 347,000,000 common shares.  The effects of the forward split have been applied on a retroactive basis to the Company’s date of inception.

On June 21, 2011, the Company filed Amended and Restate Articles of Incorporation, changing its name from Aurum Resources Corp. to North Springs Resources Corp.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of April 30, 2011, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

Our management, including our principal executive officer and principal financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Since
Harry Lappa	45	CEO, CFO, President, Treasurer, Secretary, & Director	March 15, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our shareholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.  Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

HARRY LAPPA.  Harry Lappa is the sole member of the Company’s Board of Directors and is the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Secretary.  Mr. Lappa has 25 years experience in the financial industry.  He has developed a wealth of knowledge in business and finance, and has gained significant management experience working as a financial officer for Employment and Immigration Canada from 1985 to 1989; a manager in the areas of Project Management, Information Technology and Operations for a Canadian utility from 1989 to 2003; a director and officer of Iciena Ventures from 2004 to 2008; and a director of Endeavor Power Corp. in 2009.  In light of Mr. Lappa’s years of corporate and executive experience, the Board of Directors believed it was in the Company’s best interests to appoint Mr. Lappa as the sole officer and director.

Identification of Significant Employees

We have no employees, other than Harry Lappa, our sole officer and director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our Board of Directors has not adopted a code of ethics due to the fact that we presently only have one director. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended April 30, 2011 and 2010:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 4/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harry Lappa (1) President, CEO, CFO, Secretary, Treasurer and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Danil Shpeyzer (2) Former President, CEO, CFO, Secretary, Treasurer and Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

On March 15, 2011, Mr. Harry Lappa was appointed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

(2)

On March 15, 2011, Danil Shpeyzer resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Shpeyzer informed the Company that his decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or otherwise.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 25, 2011, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Harry Lappa (3) 200 S Virginia, 8th Floor Reno, NV 89501	Common	250,000,000	72.05%
All Officers and Directors as a Group (1 Person)	Common	250,000,000	72.05%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 347,000,000 issued and outstanding shares of common stock as of July 25, 2011.

(3)

Harry Lappa is the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a Director.  His beneficial ownership includes 250,000,000 common shares.

Changes in Control

On March 15, 2011, Harry Lappa acquired control of two million five hundred thousand (2,500,000) shares of the Company’s issued and outstanding common stock (pre-forward split), representing approximately 72.05% of the Company’s total issued and outstanding common stock, from Danil Shpeyzer in accordance with a stock purchase agreement between Mr. Shpeyzer and Mr. Lappa.

Other than the foregoing, there are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As of April 30, 2010, Danil Shpeyzer, the former sole officer and director of the Company, had loaned the Company $3,225.  On May 3, 2010, Mr. Shpeyzer loaned the Company $10,000.   On August 11, 2010, Mr. Shpeyzer loaned the Company $976.  On September 15, 2010, Mr. Shpeyzer loaned the Company $1,850. The loans are non-interest bearing and unsecured. As of January 31, 2011, the loans from Mr. Shpeyzer totalled $16,051.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Harry Lappa is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended April 30, 2011	Year Ended April 30, 2010
Audit fees	$9,600	$3,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,600	$3,000

Audit Fees

During the fiscal years ended April 30, 2011, we incurred approximately $9,600 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2011.

During the fiscal year ended April 30, 2010, we incurred approximately $3,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended April 30, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended April 30, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended April 30, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended April 30, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on July 21, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
10.01	Joint Venture Contract and Operating Agreement between the Company and Patriot Financial Group dated April 30, 2010	Filed with the SEC on July 29, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Letter Agreement between the Company and Danil Shpeyzer dated August 18, 2010	Filed with the SEC on August 20, 2010 as part of our Amended Registration Statement on Form S-1/A.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SPRINGS RESOURCES CORP.

Dated:  August 2, 2011

/s/ Harry Lappa

By: Harry Lappa

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  August 2, 2011

/s/ Harry Lappa

Harry Lappa - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.