Form 10-Q
period 2011-07-31
NORTH SPRINGS RESOURCES CORP.
filed 2011-09-14
CIK 1492168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-Q

_____________

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

      .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-167217

NORTH SPRINGS RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Nevada	68-0678790
(State of incorporation)	(I.R.S. Employer Identification No.)

200 S Virginia, 8th Floor

Reno, NV 89501

 (Address of principal executive offices)

Phone:  (775) 398-3078

 (Registrant’s telephone number)

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 400

San Diego, CA 92103

Telephone (619) 546-6100

Facsimile (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  X . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  X . Yes        .  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

      .  Yes    X .  No

As of September 14, 2011, there were 348,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

NORTH SPRINGS RESOURCES CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of North Springs Resources Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "NSRS" refers to North Springs Resources Corp.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORTH SPRINGS RESOURCES CORP.

(An Exploration Stage Company)

Financial Statements

For the Periods Ended July 31, 2011 (unaudited)

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to the Financial Statements

6

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Balance Sheets

(unaudited)

	July 31, 2011 $	April 30, 2011 $

ASSETS

Current Assets

Cash	35,720	–
Prepaid expense	1,294	–

Total Assets	37,014	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	16,929	–
Due to related party	21,425	16,070
Note payable	40,000	–

Total Liabilities	78,354	16,070

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common stock, 750,000,000 shares authorized, $0.001 par value; 694,000,000 shares issued and outstanding	694,000	694,000

Additional paid-in capital	(662,400)	(662,400)

Deficit accumulated during the exploration stage	(72,940)	(47,670)

Total Stockholders’ Deficit	(41,340)	(16,070)

Total Liabilities and Stockholders’ Deficit	37,014	–

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated from May 22, 2009 (Date of Inception)
	July 31,	July 31,	to July 31,
	2011	2010	2011
	$	$	$

Revenues	–	–	–

Operating Expenses

Consulting fees	–	–	15,000
General and administrative expenses	3,731	288	5,199
Impairment of oil and gas property	–	–	10,000
Management fees	4,500	–	4,500
Professional fees	16,500	5,000	30,968
Transfer agent and filing fees	446	–	7,180

Total Operating Expenses	25,177	5,288	72,847

Other Expenses

Interest expense	(93)	–	(93)

	(93)	–	(93)

Net loss	(25,270)	(5,288)	(72,940)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding	694,000,000	500,000,000

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Three Months Ended July 31, 2011 $	For the Three Months Ended July 31, 2010 $	Accumulated from May 22, 2009 (Date of Inception) to July 31, 2011 $

Operating Activities

Net loss for the period	(25,270)	(5,288)	(72,940)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of oil and gas property	–	–	10,000

Changes in operating assets and liabilities:
Increase in prepaid expense	(1,294)	–	(1,294)
Increase in accounts payable and accrued liabilities	16,929	–	16,929
Increase in due to related parties	5,355	–	5,355

Net cash used in operating activities	(4,280)	(5,288)	(41,950)

Investing Activities

Working interest in oil project	–	(10,000)	(10,000)

Net cash used in investing activities	–	(10,000)	(10,000)

Financing Activities

Bank indebtedness	–	162	–
Proceeds from issuance of common stock	–	–	31,600
Proceeds from issuance of note payable	40,000	–	40,000
Proceeds from related party	–	10,000	16,070

Net cash provided by financing activities	40,000	10,162	87,670

Increase (Decrease) in cash	35,720	(5,126)	35,720

Cash, beginning of period	–	5,126	–

Cash, end of period	35,720	–	35,720

Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2011, the Company has not generated revenues and has accumulated losses totaling $72,490 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year end is April 30.

a)

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

a)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

b)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

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

h)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at July 31, 2011, the Company did not have any asset retirement obligation.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

j)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

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

4.

Note Payable

As at July 31, 2011, the Company owed $40,000 (April 30, 2011 - $nil) in a note payable to a non-related party.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.

5.

Related Party Transactions

a)

As at July 31, 2011, the Company owed $16,070 (April 30, 2011 - $16,070) to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at July 31, 2011, the Company owed $5,355 (April 30, 2011 - $nil) to the President and Director of the Company for management fees and payment of day-to-day expenditures on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

6.

Common Shares

On June 16, 2011, the Company and Board of Directors approved an increase in the authorized number of common shares from 75,000,000 shares to 400,000,000 shares and preferred shares totalling 50,000,000 authorized shares.  In addition, the Company authorized a 100-to-1 forward split of its existing common shares which increased the issued and outstanding common shares from 3,470,000 shares to 347,000,000 common shares.  The effects of the forward split have been applied on a retroactive basis to the Company’s date of inception.

On August 8, 2011, the Company and its Board of Directors authorized the increase in the authorized number of common shares from 400,000,000 shares to 750,000,000 common shares and authorized a 2-for-1 forward split of its common shares. The effective of the forward stock split increased the number of issued and outstanding common shares from 347,000,000 to 694,000,000 as of July 31, 2011

7.

Subsequent Events

a)

On August 2, 2011, the Company entered into an option agreement for a 100% working interest in sixteen properties located in Esmeralda County, Nevada (the “North Spring Properties”) in exchange for 1,000,000 common shares.  As part of the agreement, the Company will pay a net smelter return of 2%, and commitment to pay lease and exploration expenditures as follows:

	Lease Payments $	Exploration Expenditures $

Within 10 days of agreement	9,000	–
First anniversary of agreement	12,000	10,000
Second anniversary of agreement	15,000	25,000
Third anniversary of agreement	25,000	50,000
Fourth anniversary of agreement	30,000	100,000
Fifth anniversary of agreement	50,000	250,000
Thereafter	50,000	–

The agreement is for a period of ten years, with five one-year renewable options at the option of the Company.  The Company can also purchase the property for $400,000, subject to a royalty reserved by the property owners.

b)

On August 8, 2011, the Company and its Board of Directors authorized the increase in the authorized number of common shares from 400,000,000 shares to 750,000,000 common shares and authorized a 2-for-1 forward split of its common shares.  The effective of the forward stock split increased the number of issued and outstanding common shares from 348,000,000 shares to 696,000,000 shares, and have been applied on a retroactive basis.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	July 31, 2011 $	April 30, 2011 $
Current Assets	37,014	-
Current Liabilities	78,354	16,070
Working Capital (Deficit)	(41,340)	(16,070)

Cash Flows

	Three months ended July 31, 2011 $	Three months ended July 31, 2010 $
Cash Flows from (used in) Operating Activities	(4,280)	(5,288)
Cash Flows from (used in) Investing Activities	-	(10,000)
Cash Flows from (used in) Financing Activities	40,000	10,162
Net Increase (decrease) in Cash During Period	35,720	(5,126)

Operating Revenues

From the Company’s inception on May 22, 2009 to July 31, 2011, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended July 31, 2011, the Company incurred operating expenses of $25,177 compared with $5,288 for the three months ended July 31, 2010.  The increase in operating expenses was attributed to an increase in professional fees of $11,500 relating to legal expenses incurred with respect to changes in management and due diligence with respect to acquisition of mineral properties that occurred subsequent to the period end.  The Company also incurred management fees of $4,500 to the President and Director of the Company and had an increase of $3,443 in general and administrative expense.

For the three months ended July 31, 2011, the Company incurred a net loss of $25,270 compared to a net loss of $5,288 for the three months ended July 31, 2010.  In addition to operating expenses, the Company also recorded interest expense of $93 during the three months ended July 31, 2011 relating to interest from the $40,000 note payable received in July 2011 which is unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

At July 31, 2011, the Company had cash of $35,720 and total assets of $37,014 compared with $nil at April 30, 2011.  The increase in cash and total assets was attributed to the receipt of $40,000 from the note payable in July 2011.

At July 31, 2011, the Company had total liabilities of $78,354 compared with $16,070 at April 30, 2011.  The increase in liabilities was attributed to an increase of $16,929 in accounts payable and accrued liabilities from amounts owing for professional fees, an increase of $5,355 of amounts owing to related parties relating to $4,500 of management fees and $855 of out-of-pocket expenses incurred by the President and Director of the Company, and $40,000 relating to the issuance of the note payable.

The Company had a working capital deficit of $41,340 at July 31, 2011 compared with $16,070 at April 30, 2011.  The increase in working capital deficit is due to increases in day-to-day operating expenses.

Cashflow from Operating Activities

During the period ended July 31, 2011, the Company used $4,280 of cash for operating activities compared with $5,288 of cash for operating activities during the period ended July 31, 2010.  Overall, cash flow used in operating activities was consistent with prior year and the slight decline was due to the fact that the Company did not repay outstanding obligations incurred during the period.

Cashflow from Investing Activities

During the period ended July 31, 2011, the Company did not have any investing activities compared with the period ended July 31, 2010 where the Company incurred $10,000 for acquisition of a working interest in and oil and gas project.

Cashflow from Financing Activities

During the period ended July 31, 2011, the Company received $40,000 in financing activities attributed to proceeds received from the issuance of a note payable, compared with $10,162 received during the period ended July 31, 2010 attributed to amounts from related parties.

Quarterly Developments

On June 21, 2011, the Company filed Amended and Restated Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State. As a result of the Amendment, the Company has, among other things: (i) changed its name to “North Springs Resources Corp.”; and (ii) increased the aggregate number of authorized shares to 450,000,000 shares, consisting of 400,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of Preferred Stock, par value $0.001 per share, of which 25,000,000 shall be designated as Series A Preferred Stock.  On July 7, 2011, in connection with the Company’s name change, its stock symbol changed from “ARMP.OB” to “NSRS.OB.”

Subsequent Developments

On August 2, 2011, the Company entered into the North Springs Property Exploration and Mining Lease and Option to Purchase Agreement (the “Agreement”) by and among Mountain Gold Claims, LLC. Series 15, (“Mountain Gold”) and Lane A. Griffin (“Griffin”) (collectively, the “Owner”), whereby the Owner shall lease to the Company (the “Lease”) the right to conduct mineral exploration activities on and in 16 unpatented mining claims collectively known as the North Springs Property (the “Property”), for a term of 10 years (the “Term”), renewable for 5 additional extension terms of 1 year each, with the option to purchase the Property for $400,000, subject to a royalty reserved to the Owner.  As consideration, the Company shall: (i) issue 500,000 shares of common stock each to Mountain Gold and to Griffin, for an aggregate of 1,000,000 shares, within 10 days of the date of this Agreement; (ii) pay applicable federal, state and county annual mining claim maintenance fees to maintain the Property in good standing; (iii) pay a production royalty to Owner equal to 2% of the net smelter returns, per the terms of the Agreement; (iv) pay to Owner lease payments, with 50% of the payments to Mountain Gold and the other 50% to Griffin; and (v) incur work expenditures on or with respect to the Property during the Term.

On August 8, 2011, the Company filed a Certificate of Change (the “Certificate of Change”) with the Secretary of State of the State of Nevada. As a result of the Certificate of Change, the Company has, among other things, increased the number of authorized shares of common stock of the Company from four hundred million (400,000,000), par value $ 0.001, to seven hundred fifty million (750,000,000), par value $0.001.

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

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of July 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.            Subsequent Issuances:

On August 2, 2011, the Company entered into the North Springs Property Exploration and Mining Lease and Option to Purchase Agreement (the “Agreement”) by and among Mountain Gold Claims, LLC. Series 15, (“Mountain Gold”) and Lane A. Griffin (“Griffin”) (collectively, the “Owner”), whereby the Owner shall lease to the Company (the “Lease”) the right to conduct mineral exploration activities on and in 16 unpatented mining claims collectively known as the North Springs Property (the “Property”), for a term of 10 years (the “Term”), renewable for 5 additional extension terms of 1 year each, with the option to purchase the Property for $400,000, subject to a royalty reserved to the Owner.  As consideration, the Company shall: (i) issue 500,000 shares of common stock each to Mountain Gold and to Griffin, for an aggregate of 1,000,000 shares, within 10 days of the date of this Agreement; (ii) pay applicable federal, state and county annual mining claim maintenance fees to maintain the Property in good standing; (iii) pay a production royalty to Owner equal to 2% of the net smelter returns, per the terms of the Agreement; (iv) pay to Owner lease payments, with 50% of the payments to Mountain Gold and the other 50% to Griffin; and (v) incur work expenditures on or with respect to the Property during the Term.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

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

On August 3, 2011, the Board of Directors of the Company authorized a forward split (the “Forward Split”) of its issued and authorized common shares, whereby every one (1) old share of common stock will be exchanged for two (2) new shares of the Company's common stock. As a result, once the Forward Split is declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock will increase from  three hundred forty eight million (348,000,000) shares prior to the Forward Split to six hundred ninety six million (696,000,000) shares following the Forward Split.  The Forward Split shares are payable upon surrender of certificates to the Company's transfer agent.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on July 21, 2011 as part of our Current Report on Form 8-K.
3.01(b)	Certificate of Change	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
10.01	Joint Venture Contract and Operating Agreement between the Company and Patriot Financial Group dated April 30, 2010	Filed with the SEC on July 29, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Letter Agreement between the Company and Danil Shpeyzer dated August 18, 2010	Filed with the SEC on August 20, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	North Springs Property Exploration and Mining Lease and Option to Purchase Agreement by and among the Company, Mountain Gold Claims, LLC. Series 15, and Lane A. Griffin dated August 2, 2011	Filed with the SEC on August 9, 2011 as part of our Current Report on Form 8-K.
10.04	Promissory Note to Kazuo Holdings, Inc. dated August 1, 2011	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
10.05	Promissory Note to Kazuo Holdings, Inc. dated September 7, 2011	Filed with the SEC on September 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH SPRINGS RESOURCES CORP.

Dated: September 14, 2011	/s/ Harry Lappa
Harry Lappa
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 14, 2011	/s/ Harry Lappa
By: Harry Lappa Its: Director