Form 10-Q/A
period 2011-07-31
NORTH SPRINGS RESOURCES CORP.
filed 2011-09-30
CIK 1492168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of North Springs Resources Corp. (the “Company”) on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on July 21, 2011 as part of our Current Report on Form 8-K.
3.01(b)	Certificate of Change	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
10.01	Joint Venture Contract and Operating Agreement between the Company and Patriot Financial Group dated April 30, 2010	Filed with the SEC on July 29, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Letter Agreement between the Company and Danil Shpeyzer dated August 18, 2010	Filed with the SEC on August 20, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	North Springs Property Exploration and Mining Lease and Option to Purchase Agreement by and among the Company, Mountain Gold Claims, LLC. Series 15, and Lane A. Griffin dated August 2, 2011	Filed with the SEC on August 9, 2011 as part of our Current Report on Form 8-K.
10.04	Promissory Note to Kazuo Holdings, Inc. dated August 1, 2011	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
10.05	Promissory Note to Kazuo Holdings, Inc. dated September 7, 2011	Filed with the SEC on September 13, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

NORTH SPRINGS RESOURCES CORP.

Dated: September 29, 2011	/s/ Harry Lappa
Harry Lappa
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 29, 2011	/s/ Harry Lappa
By: Harry Lappa Its: Director