Form 10-Q
period 2011-10-31
NORTH SPRINGS RESOURCES CORP.
filed 2011-12-19
CIK 1492168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of December 15, 2011, there were 696,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

NORTH SPRINGS RESOURCES CORP.

(An Exploration Stage Company)

Financial Statements

For the Periods Ended October 31, 2011 (unaudited) and April 30, 2011

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Balance Sheets

	October 31, 2011 (Unaudited) $	April 30, 2011 $

ASSETS

Current Assets

Cash	16	–
Prepaid expense	583	–

Total Current Assets	599	–

Mineral Properties	59,990	–

Total Assets	60,589	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	26,027	–
Due to related parties	42,743	16,070
Notes payable	40,000	–

Total Liabilities	108,770	16,070

Stockholders’ Deficit

Preferred stock, 50,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common stock, 750,000,000 shares authorized, $0.001 par value; 696,000,000 and 694,000,000 shares issued and outstanding, respectively	696,000	694,000

Additional paid-in capital	(614,400)	(662,400)

Deficit accumulated during the exploration stage	(129,781)	(47,670)

Total Stockholders’ Deficit	(48,181)	(16,070)

Total Liabilities and Stockholders’ Deficit	60,589	–

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated from May 22, 2009 (Date of Inception)
	October 31,	October 31,	October 31,	October 31,	to October 31,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	–	–	–	–	15,000
General and administrative expenses	8,536	3,492	12,267	3,780	13,735
Impairment of oil and gas property	–	–	–	–	10,000
Management fees	–	–	4,500	–	4,500
Professional fees	14,500	2,593	31,000	7,593	45,468
Salaries and wages	30,000	–	30,000	–	30,000
Transfer agent and filing fees	2,890	–	3,336	–	10,070

Total Operating Expenses	55,926	6,085	81,103	11,373	128,773

Net loss before other expenses	(55,926)	(6,085)	(81,103)	(11,373)	(128,773)

Other Expenses

Interest expense	(915)	–	(1,008)	–	(1,008)

	(915)	–	(1,008)	–	(1,008)

Net loss	(56,841)	(6,085)	(82,111)	(11,373)	(129,781)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding	695,913,043	500,000,000	694,956,522	500,000,000

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Six Months Ended October 31, 2011 $	For the Six Months Ended October 31, 2010 $	Accumulated from May 22, 2009 (Date of Inception) to October 31, 2011 $

Operating Activities

Net loss for the period	(82,111)	(11,373)	(129,781)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of oil and gas property	–	–	10,000

Changes in working capital:
Prepaid expense	(583)	–	(583)
Accounts payable and accrued liabilities	26,027	3,575	26,027
Due to related parties	26,673	–	26,673

Net cash used in operating activities	(29,994)	(7,798)	(67,664)

Investing Activities

Mineral property expenditure	(9,990)	–	(9,990)
Working interest in oil project	–	(10,000)	(10,000)

Net cash used in investing activities	(9,990)	(10,000)	(19,990)

Financing Activities

Proceeds from issuance of common stock	–	–	31,600
Proceeds from issuance of notes payable	40,000	–	40,000
Proceeds from related party	–	12,826	16,070

Net cash provided by financing activities	40,000	12,826	87,670

Increase (decrease) in cash	16	(4,972)	16

Cash, beginning of period	–	5,126	–

Cash, end of period	16	154	16

Non-cash investing and financing activities Shares issued to acquire mineral property	50,000	–	50,000
Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

North Springs Resources Corp. (“the Company”) was incorporated under the laws of the State of Nevada, on May 22, 2009. The Company has been in an exploration stage since its formation and has not realized any revenues from operations. The Company intends to commence operations in oil and gas exploration and production industry in North America. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2011, the Company has not generated revenues and has accumulated losses totaling $129,781 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

2.

Summary of Significant Accounting Policies

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

h)

Mineral Properties

i)

Pre-exploration Costs

Pre-exploration costs are expensed in the period in which they are incurred.

ii)

Exploration and Evaluation Expenditures

Once the legal right to explore a property has been acquired, all costs related to the acquisition, exploration and evaluation of mineral properties are capitalized by property. Costs not directly attributable to exploration and evaluation activities, including general administrative overhead costs, are expensed in the period in which they occur

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)

Mineral Properties (continued)

When a project has been established as commercially viable and technically feasible, related development costs are capitalized into development costs on the statement of financial position. This includes costs incurred in preparing the site for mining operations.  Capitalization ceases when the mine is capable of commercial production, with the exception of development costs which give rise to a future benefit. Exploration and evaluation assets are also tested for impairment before the assets are transferred to development costs.

When a project is deemed to no longer have commercially viable prospects to the Company, exploration and evaluation expenditures in respect of that project are deemed to be impaired. As a result, those exploration and evaluation expenditure costs, in excess of estimated recoveries, are written-off to the statement of operations and comprehensive loss.

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount.

As the Company currently has no operational income, any incidental revenues earned in connection with exploration activities are applied as a reduction to capitalized exploration costs.

i)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at October 31, 2011, the Company did not have any asset retirement obligation.

j)

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

k)

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

The Company agreed to pay its pro-rata share (based on 1% ownership) of the expense of the operation and maintenance of the wells in addition to the same pro-rata share of any work-over operation required for the wells, such as service or replacement parts as needed.  A fee totalling Two Hundred ($200) per well, per month for basic operation and maintenance shall be levied among the Working Interest owners. The Company will be offered, on a first right of refusal basis, the opportunity to participate in any future wells drilled on said lease.

As at April 30, 2011, the Company was unable to obtain a valuation report on the property and is uncertain as to future continuance of the project. As such, all capitalized costs of the project have been impaired as at April 30, 2011.

4.

Mineral Property

On August 2, 2011, the Company entered into the North Springs Property Exploration and Mining Lease and Option to Purchase Agreement (the “Agreement”) with Mountain Gold Claims, LLC Series 15, a Nevada limited liability company (“Mountain Gold”) and Lane A. Griffin (“Griffin”) (collectively referred to as the “Owners”). Pursuant to the Agreement, the Owners leased to the Company (the “Lease”) the right to conduct mineral exploration activities for an initial period of ten years on sixteen unpatented mining claims (the “North Springs Property”) located in Esmeralda County, Nevada. The effective date of the Agreement was July 23, 2011 (the “Effective Date”). Additionally, the Company has the option to purchase the Property for $400,000, subject to a royalty reserved to the Owners.

In exchange for the rights to conduct mineral exploration activities on the Property, the Company is required to provide the following consideration:

a)

Share Issuance: The Company shall issue 500,000 shares of common stock to each of Mountain Gold and Griffin, for a total aggregate issuance of 1,000,000 shares.

b)

Lease Payments: The Company shall make lease payments to the Owners as follows:

i.

$9,000 within 10 days of the Effective Date;

ii.

$12,000 on or before the first anniversary of the Effective Date;

iii.

$15,000 on or before the second anniversary of the Effective Date;

iv.

$25,000 on or before the third anniversary of the Effective Date;

v.

$30,000 on or before the fourth anniversary of the Effective Date and

vi.

$50,000 on or before the fifth anniversary of the Effective Date.

c)

Expenditures: The Company shall incur minimum exploration expenditures on the North Springs Property as follows:

i.

$10,000 within the first year of the Lease;

ii.

$25,000 in the second year of the Lease;

iii.

$50,000 in the third year of the Lease;

iv.

$100,000 in the fourth year of the Lease and

v.

$250,000 in the fifth year of the Lease.

d)

Royalty: The Company shall pay a production royalty to the Owners equal to 2% of the net smelter returns, as fully set forth under the terms and conditions of the Agreement.

e)

Other Costs: The Company shall pay the applicable Federal, State and County annual mining claim maintenance fees to maintain the Property in good standing.

As at October 31, 2011, 1,000,000 shares were issued and $9,000 was paid to the Owners.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Notes Payable

As at October 31, 2011, the Company owed $40,000 (April 30, 2011 - $nil) in notes payable to a non-related party.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.  As of October 31, 2011, the Company recorded accrued interest of $1,101.

6.

Related Party Transactions

a)

As at October 31, 2011, the Company owed $16,070 (April 30, 2011 - $16,070) to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at October 31, 2011, the Company owed $26,673 (April 30, 2011 - $nil) to the President and Director of the Company for management fees, salaries and payment of day-to-day expenditures on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

7.

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

On August 5, 2011, the Company issued 500,000 shares each to Mountain Gold and Griffin for an aggregate of 1,000,000 shares for the right to conduct mineral exploration activities on the North Springs Property. Refer to Note 4.

On August 8, 2011, the Company and Board of Directors approved an increase in the authorized number of common shares from 400,000,000 shares to 750,000,000 shares.  On October 31, 2011, the Company authorized a 2-to-1 forward split of its existing common shares which increased the issued and outstanding common shares from 348,000,000 shares to 696,000,000 common shares.  The effects of the forward split have been applied on a retroactive basis to the Company’s date of inception.

As at October 31, 2011, 750,000,000 common shares are authorized and 696,000,000 common shares are outstanding.

8.

Subsequent Events

a)

On November 22, 2011 the Company entered into an Executive Employment Agreement (the “Agreement”) with Harry Lappa (“Mr Lappa”). Pursuant to the terms and conditions of the Agreement, Mr. Lappa shall service as the Company’s President and Chief Executive Officer and shall assume such other positions as reasonably requested by the Board of Directors commencing August 1, 2011 for a term of one year, which shall automatically be renewed for an additional successive term of one year unless earlier terminated. In exchange for his services, Mr. Lappa shall receive a monthly salary of ten thousand dollars ($10,000) which may be converted into shares of the Company’s common stock, at the sole discretion of the Company, per the terms of the Agreement.

b)

On December 2, 2011, the Company issued a $40,000 note payable to a non-related party.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2011 $	April 30, 2011 $
Current Assets	599	-
Current Liabilities	108,770	16,070
Working Capital (Deficit)	(108,171)	(16,070)

Cash Flows

	Six months ended October 31, 2011 $	Six months ended October 31, 2010 $
Cash Flows from (used in) Operating Activities	(29,994)	(7,798)
Cash Flows from (used in) Investing Activities	(9,990)	(10,000)
Cash Flows from (used in) Financing Activities	40,000	12,826
Net Increase (decrease) in Cash During Period	16	(4,972)

Operating Revenues

From the Company’s inception on May 22, 2009 to October 31, 2011, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

During the three months ended October 31, 2011, the Company incurred operating expenses of $55,926 compared with $6,085 for the three months ended October 31, 2010.  The increase in operating expenses was attributed to an increase in professional fees of $10,500 relating to legal expenses incurred with respect to changes in management and due diligence with respect to acquisition of mineral properties and $4,000 for accounting and auditing fees.  The Company also incurred salaries of $30,000 to the President and Director of the Company, incurred $2,890 in transfer agent and filing fees relating to the stock splits and issuance of shares for the mineral property option and had an increase of $5,044 in general and administrative expense.

For the three months ended October 31, 2011, the Company incurred a net loss of $56,841 compared to a net loss of $6,085 for the three months ended October 31, 2010.  In addition to operating expenses, the Company also recorded interest expense of $915 during the three months ended October 31, 2011 relating to interest from the $40,000 notes payable received in July 2011 which is unsecured, bears interest at 10% per annum, and is due on demand.

Liquidity and Capital Resources

At October 31, 2011, the Company had cash of $16 and total assets of $60,589 compared with $nil at April 30, 2011.  The increase in cash and total assets was attributed to the receipt of $40,000 from the notes payable in June and July 2011 and the fair value of the shares issued for the mineral property.

At October 31, 2011, the Company had total liabilities of $108,770 compared with $16,070 at April 30, 2011.  The increase in liabilities was attributed to an increase of $26,027 in accounts payable and accrued liabilities from amounts owing for professional fees and accrued interest, an increase of $26,673 of amounts owing to related parties relating to $4,500 of management fees. $30,000 salaries and $6,023 of out-of-pocket expenses incurred by the President and Director of the Company, net of repayments of $13,850 and $40,000 relating to the issuance of the notes payable.

The Company had a working capital deficit of $108,171 at October 31, 2011 compared with $16,070 at April 30, 2011.  The increase in working capital deficit is due to increases in day-to-day operating expenses and mineral property expenditures.

Cashflow from Operating Activities

During the period ended October 31, 2011, the Company used $29,994 of cash for operating activities compared with $7,798 of cash for operating activities during the period ended October 31, 2010.  The change in net cash used in operating activities is attributed to the changes in operating activities noted above in Operating Expenses and Net Loss.

Cashflow from Investing Activities

During the period ended October 31, 2011, the Company used $9,990 of cash for investing activities compared for mineral property expenditures with the period ended October 31, 2010 where the Company incurred $10,000 for acquisition of a working interest in and oil and gas project.

Cashflow from Financing Activities

During the period ended October 31, 2011, the Company received $40,000 in financing activities attributed to proceeds received from the issuance of notes payable, compared with $12,826 received during the period ended October 31, 2010 attributed to amounts from related parties.

Quarterly Developments

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

On October 31, 2011, the Company effectuated a forward split of its issued and outstanding common shares, whereby every one (1) old share of common stock will be exchanged for two (2) new shares of the Company's common stock. As a result, once the Forward Split is declared effective by the Financial Industry Regulatory Authority, the issued and outstanding shares of common stock will increase from  three hundred forty eight million (348,000,000) shares prior to the Forward Split to six hundred ninety six million (696,000,000) shares following the Forward Split.

Subsequent Developments

On November 22, 2011 the Company entered into an Executive Employment Agreement (the “Agreement”) with Harry Lappa (“Mr Lappa”). Pursuant to the terms and conditions of the Agreement, Mr. Lappa shall service as the Company’s President and Chief Executive Officer and shall assume such other positions as reasonably requested by the Board of Directors commencing August 1, 2011 for a term of one year, which shall automatically be renewed for an additional successive term of one year unless earlier terminated. In exchange for his services, Mr. Lappa shall receive a monthly salary of ten thousand dollars ($10,000) which may be converted into share of the Company’s common stock, at the sole discretion of the Company, per the terms of the Agreement.

On December 2, 2011, the Company issued a $40,000 note payable to a non-related party.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of October 31, 2011.

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

2.            Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on July 21, 2011 as part of our Current Report on Form 8-K.
3.01(b)	Certificate of Change	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
10.01	Joint Venture Contract and Operating Agreement between the Company and Patriot Financial Group dated April 30, 2010	Filed with the SEC on July 29, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Letter Agreement between the Company and Danil Shpeyzer dated August 18, 2010	Filed with the SEC on August 20, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	North Springs Property Exploration and Mining Lease and Option to Purchase Agreement by and among the Company, Mountain Gold Claims, LLC. Series 15, and Lane A. Griffin dated August 2, 2011	Filed with the SEC on August 9, 2011 as part of our Current Report on Form 8-K.
10.04	Promissory Note to Kazuo Holdings, Inc. dated August 1, 2011	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
10.05	Promissory Note to Kazuo Holdings, Inc. dated September 7, 2011	Filed with the SEC on September 13, 2011 as part of our Current Report on Form 8-K.
10.06	Executive Employment Agreement between North Springs Resources Corp. and Harry Lappa dated November 22, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.07	Promissory Note to Kazuo Holdings, Inc. dated December 2, 2011	Filed with the SEC on December 7, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

NORTH SPRINGS RESOURCES CORP.

Dated: December 19, 2011	/s/ Harry Lappa
Harry Lappa
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 19, 2011	/s/ Harry Lappa
By: Harry Lappa Its: Director