Form 10-Q
period 2012-01-31
NORTH SPRINGS RESOURCES CORP.
filed 2012-03-22
CIK 1492168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Parsons/Burnett/Bjordahl/Hume, LLP

James B. Parsons

1850 Skyline Tower

10900 NE 4th Street

Bellevue, WA 98004

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

As of March 21, 2012, there were 696,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp)

(An Exploration Stage Company)

Financial Statements

For the Periods Ended January 31, 2012 (unaudited) and April 30, 2011

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to the Financial Statements

7

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Balance Sheets

	January 31, 2012 (Unaudited) $	April 30, 2011 $

ASSETS

Current Assets

Cash	62,538	–

Total Current Assets	62,538	–

Equipment	1,381
Mineral Properties	755,990	–

Total Assets	819,909	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	44,627	–
Due to related parties	23,055	16,070
Notes payable	80,000	–
Convertible Debenture, net of unamortized discount of $393,190	436,900	–

Total Liabilities	584,582	16,070

Stockholders’ Equity (Deficit)

Preferred stock, 50,000,000 shares authorized, $0.001 par value; No shares issued and outstanding	–	–

Common stock, 750,000,000 shares authorized, $0.001 par value; 616,000,000 and 694,000,000 shares issued and outstanding, respectively	616,000	694,000

Additional paid-in capital	(116,342)	(662,400)

Deficit accumulated during the exploration stage	(264,331)	(47,670)

Total Stockholders’ Equity (Deficit)	235,327	(16,070)

Total Liabilities and Stockholders’ Equity (Deficit)	819,909	–

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated from May 22, 2009 (Date of Inception)
	January 31,	January 31,	January 31,	January 31,	to January 31,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	–	–	–	–	15,000
General and administrative expenses	26,849	365	39,116	4,145	40,584
Impairment of oil and gas property	–	–	–	–	10,000
Management fees	–	–	4,500	–	4,500
Professional fees	17,040	–	48,040	7,593	62,508
Salaries and wages	30,000	–	60,000	–	60,000
Transfer agent and filing fees	28,947	–	32,283	–	39,017

Total Operating Expenses	102,836	365	183,939	11,738	231,609

Net loss before other expenses	(102,836)	(365)	(183,939)	(11,738)	(231,609)

Other Expenses

Accretion expense	(24,958)	–	(24,958)	–	(24,958)
Interest expense	(6,756)	–	(7,764)	–	(7,764)

Total other expenses	(31,714)	–	(32,772)	–	(32,722)

Net loss	(134,550)	(365)	(216,661)	(11,738)	(264,331)

Net loss per share, basic and diluted	–	–	–	–

Weighted average number of shares outstanding	666,434,783	624,847,800	685,442,029	541,616,000

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(A Exploration Stage Company)

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended January 31, 2012 $	For the Nine Months Ended January 31, 2011 $	Accumulated from May 22, 2009 (Date of Inception) to January 31, 2012 $

Operating Activities

Net loss for the period	(216,661)	(11,738)	(264,331)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	24,958	–	24,958
Amortization	19	–	19
Loss on impairment of oil and gas property	–	–	10,000

Changes in working capital:
Accounts payable and accrued liabilities	44,627	–	44,627
Due to related parties	6,985	–	6,985

Net cash used in operating activities	(140,072)	(11,738)	(177,742)

Investing Activities

Acquisition of equipment	(1,400)	–	(1,400)
Mineral property expenditure	(705,990)	–	(705,990)
Working interest in oil project	–	(10,000)	(10,000)

Net cash used in investing activities	(707,390)	(10,000)	(717,390)

Financing Activities

Proceeds from issuance of common stock	–	29,100	31,600
Proceeds from issuance of convertible debenture	830,000	–	830,000
Proceeds from issuance of note payable	80,000	–	80,000
Proceeds from related party	–	12,826	16,070

Net cash provided by financing activities	910,000	41,926	957,670

Increase in cash	62,538	20,188	62,538

Cash, beginning of period	–	5,126	–

Cash, end of period	62,538	25,314	62,538

Non-cash investing and financing activities

Shares issued to acquire mineral property	50,000	–	50,000
Supplemental disclosures:

Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

1.

Nature of Operations and Continuance of Business

North Springs Resources Corp. (“the Company”) was incorporated under the laws of the State of Nevada, on May 22, 2009. The Company has been in an exploration stage since its formation and has not realized any revenues from operations. The Company intends to commence operations in oil and gas exploration and production industry internationally. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and is unlikely to generate significant revenue or earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2012, the Company has not generated revenues and has accumulated losses totaling $264,331 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Equipment

Equipment is comprised of computer equipment and is recorded at cost. The Company amortizes the cost of the equipment on a straight-line basis over their estimated useful lives of three years.

e)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

f)

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

The Company’s financial instruments consist principally of cash, accounts payable, notes payable and amounts due to related parties.  Pursuant to ASC 820 and 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

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

h)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of property not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the property. For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test

j)

Mineral Properties

Pre-exploration Costs

Pre-exploration costs are expensed in the period in which they are incurred.

Exploration and Evaluation Expenditures

Once the legal right to explore a property has been acquired, all costs related to the acquisition, exploration and evaluation of mineral properties are capitalized by property. Costs not directly attributable to exploration and evaluation activities, including general administrative overhead costs, are expensed in the period in which they occur.

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

j)

Mineral Properties (continued)

The Company assesses exploration and evaluation assets for impairment when facts and circumstances suggest that the carrying amount of an asset may exceed its recoverable amount.

As the Company currently has no operational income, any incidental revenues earned in connection with exploration activities are applied as a reduction to capitalized exploration costs.

k)

Asset Retirement Obligations

The Company follows the provisions of ASC 410, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at January 31, 2012, the Company did not have any asset retirement obligation.

l)

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

m)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

3.

Equipment

	Cost $	Accumulated amortization $	January 31, 2012 Net carrying value $	April 30, 2011 Net carrying value $
Computer	1,400	19	1,381	–

Total equipment	1,400	19	1,381	–

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

4.

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

5.

Mineral Property

North Springs Property

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

In exchange for the rights to conduct mineral exploration activities on the Property, the Company is required to provide the following consideration:

	Shares	Cash	Expenditures
10 Days	1,000,000	9,000	–
First Year	–	12,000	10,000
Second Year	–	15,000	25,000
Third Year	–	25,000	50,000
Fourth Year	–	30,000	100,000
Fifth Year	–	50,000	250,000
Total	1,000,000	141,000	435,000

The Company shall pay a production royalty equal to 2% of the net smelter returns, as fully set forth under the terms and conditions of the Agreement. The Company shall pay the applicable Federal, State and County annual mining claim maintenance fees to maintain the Property in good standing.

As at January 31, 2012, the Company issued 2,000,000 shares (after 2 for 1 forward split) and paid $33,000.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Mineral Property (continued)

Gold Star and One Arm Joe Properties

On December 29, 2011, the Company entered into a Joint Venture Agreement with DNP Mining LLLP, an Arizona limited liability partnership, whereby the Company shall form a joint venture with SNP in order to conduct mineral exploration activities on or about various unpatented mining claims situated in the Yavapai County, Arizona, collectively known as the Gold Star and One Arm Joe Properties. Pursuant to the Agreement, the Company can earn up to a 35% interest in the properties as follows:

i.

Phase 1: 20% interest

a.

$100,000 payment to be received on or before December 23, 2011

b.

$400,000 payment to be received on or before January 6, 2012

ii.

Phase 2: 15% interest

Within 60 days of the completion of Phase 1, DNP shall provide the Company with an exploration report issued from a geologist including the results gather from the exploration activities conducted on the properties during Phase 1. Upon receipt of the exploration report, the Company shall have the right to supply funding to finance Phase 2 of the project in the amount of $3,000,000 due within 60 days of receiving of the exploration report.

If the Company does not fund the entire Phase 2 within 60 days of receiving the exploration report then the Company shall forfeit the entire Phase 1 work commitment and its 20% interest will revert to 10% interest in the properties and DNP shall be the sole operator and owner of the properties and hold 90% of the working interest.

As at January 31, 2012, the Company has paid $500,000.

Imperial Property

On January 6, 2012, the Company entered into a Mineral Lease and Agreement with MinQuest, Inc., a Nevada corporation, whereby the Company will have exclusive lease rights to prospect, explore and mine various unpatented mining claims situated in Esmeralda County, Nevada, collectively known as the Imperial Property, for a term of 20 years with the right to renew unless sooner terminated, forfeited or surrendered.

	Lease Payments	Expenditures
Upon Execution	20,000	–
First Year	20,000	250,000
Second Year	20,000	300,000
Third Year	20,000	350,000
Fourth Year	20,000	400,000
Fifth Year	20,000	450,000
Sixth Year	20,000	500,000
Seventh Year	20,000	750,000
Thereafter	20,000	–
Total		3,000,000

The Company shall pay a production royalty equal to 3% of the net smelter returns, as fully set forth under the terms and conditions of the Agreement. The Company shall pay the applicable Federal, State and County annual mining claim maintenance fees to maintain the Property in good standing.

As at January 31, 2012, the Company has paid $20,000.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Mineral Property (continued)

Edum Banso Property

On January 25, 2012, the Company entered into an Earn-In Agreement with Discovery Gold Ghana Limited (DGG), a company organized under the laws of Ghana. Pursuant to the agreement the Company will earn a 10% working interest in the property located in the Edum Banso Region of the Western Region of Ghana upon payment of $1,250,000 as follows:

i.

$150,000 within five days of execution of the agreement

ii.

$100,000 within thirty days of execution of the agreement

iii.

$500,000 on or before July 31, 2012 (the “Second Commitment Payment”), and

iv.

$500,000 on or before December 31, 2012 (the “Third Commitment Payment”)

In addition to earning the 10% working interest discussed above, the Company has the option to earn an additional 25% working interest on the property in exchange for ten million shares of the Company’s common stock. In the event that the value of the Company’s shares is less than $2,500,000 on October 1, 2012, DGG shall have the option to (a) take back the additional 25% working interest from the Company and return the Company’s common shares or (b) keep the Company’s shares and allow the Company to keep the additional 25% working interest.

In the event the Company fails to provide the Second Commitment Payment on or before July 31, 2012, 50% of the Company’s working interest shall automatically revert back to DGG and the Company will have forfeited its right to provide the Third Commitment Payment. DGG shall then have the option to buy back the additional 25% working interest in exchange for $150,000.

As at January 31, 2012, the Company has paid $150,000.

6.

Note Payable

As at January 31, 2012, the Company owed $80,000 (April 30, 2011 - $nil) in a note payable to a non-related party.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.  As of January 31, 2012, the Company recorded accrued interest of $2,888.

7.  Convertible Debenture

On December 21, 2011 the Company issued a convertible drawdown note payable which provided the Company up to $1,000,000 in available financing for a term of one year to a non-related party. On January 19, 2012, the Company amended the convertible drawdown note payable increasing the financing available to $1,750,000 and extending the term of the loan for one year from the date of the amendment. . As at January 31, 2012, the Company owed $830,000 on the convertible drawdown note payable ($130,000 withdrawn December 22, 2011, $500,000 withdrawn on January 9, 2012, and $200,000 withdrawn on January 23, 2012) (April 30, 2011 - $nil). Pursuant to the terms and conditions the drawdown note payable bears interest at 10% per annum and matures on January 19, 2013. The principle amount of the note plus any accrued interest, is convertible into shares of the Company’s common stock based on the average of the five previous closing market prices of the Company’s common stock less 25% rounded up to the nearest whole share. Upon the event of default, the entire principal balance and accrued interest outstanding is due immediately at the option of the holder of the convertible note payable.

In accordance with ASC 470-20, “Debt with Conversion and Other Options”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $418,058 which was recorded as a discount offsetting the convertible drawdown note payable which will be charged to operations over the term of the convertible note. As at January 31, 2012, the Company recorded 10% interest of $4,877 which has been recorded in accounts payable and accrued liabilities.

NORTH SPRINGS RESOURCES CORP.

(formerly Aurum Resources Corp.)

(An Exploration Stage Company)

Notes to the Financial Statements

(unaudited)

8.

Related Party Transactions

a)

As at January 31, 2012, the Company owed $16,070 (April 30, 2011 - $16,070) to the former President and Director of the Company for financing of day-to-day expenditures incurred on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at January 31, 2012, the Company owed $6,985 (April 30, 2011 - $nil) to the President and Director of the Company for unpaid salaries and payment of day-to-day expenditures on behalf of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)  As of nine months ended, the Company incurred management fee $4,500 and salary $60,000 to the the President and Director of the Company.

9.

Common Shares

a)

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

b)

On August 5, 2011, the Company issued 1,000,000 (after 2 for 1 forward split on August 8, 2011) shares each to Mountain Gold and Griffin for an aggregate of 1,000,000 shares for the right to conduct mineral exploration activities on the North Springs Property. Refer to Note 4.

c)

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

d)

On December 28, 2011, the Company cancelled 80,000,000 common shares previously held by the Company’s sole officer and director. The shares were subsequently returned to the treasury and back to authorized but unissued status.

As at January 31, 2012, 750,000,000 common shares are authorized and 616,000,000 common shares are outstanding.

10.

Subsequent Events

On February 9, 2012, the Company paid $100,000 to Discovery Gold Ghana for the second part of the initial payment for the Edum Banso Property Earn-In Agreement.

On February 15, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Hyperion Management Mining SA (“Hyperion”).  Hyperion holds various options to acquire mineral claims in the state of Chihuahua, Mexico, collectively called the Matamoros Claims (the Options).  Under the terms of the Agreement, the Company acquired 10% of the Options.  The Company has agreed to pay the purchase price of $250,000.  The Agreement is attached hereto as exhibit 10.1 and incorporated herein by reference.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2012 $	April 30, 2011 $
Current Assets	62,538	-
Current Liabilities	978,764	16,070
Working Capital (Deficit)	(916,226)	(16,070)

Cash Flows

	Nine months ended January 31, 2012 $	Nine months ended January 31, 2011 $
Cash Flows from (used in) Operating Activities	(140,072)	(11,738)
Cash Flows from (used in) Investing Activities	(707,390)	(10,000)
Cash Flows from (used in) Financing Activities	910,000	41,926
Net Increase (decrease) in Cash During Period	62,538	20,188

Operating Revenues

From the Company’s inception on May 22, 2009 to January 31, 2012, the Company did not earn any operating revenues.

Operating Expenses and Net Loss

Three months ended January 31, 2012

During the three months ended January 31, 2012, the Company incurred operating expenses of $102,836 compared with operating expenses of $365 for the three months ended January 31, 2011.  The increase in operating expenses was attributed to higher operating activity as the Company had cash and assets to incur more day-to-day expenditures.  The Company incurred $26,849 of general and administrative costs and $17,040 in professional fees relating to legal, audit, and accounting fees for SEC reporting as well as due diligence costs for the Company’s acquisition of the North Springs Property, Gold Star and One Arm Joe Property, and Imperial Property during the fiscal year.  The Company also incurred $30,000 in salaries expense to the Company’s President and Director at a rate of $10,000 per month and $28,947 of transfer agent costs relating to filing of Form 8-K documents relating to the acquisition of the property and for share issuance and cancellation transactions during the period.

The Company incurred a net loss of $110,674 for the three months ended January 31, 2012 compared with a net loss of $365 for the three months ended January 31, 2011.  In addition to operating expenses, the Company also incurred $12,865 of accretion expense relating to the accretion of the original discount on the convertible note payable, $6,756 of interest expense on the outstanding convertible debenture which is unsecured, bears interest at 10% per annum, and is due on demand, and a gain of $11,783 relating to the change in fair value of the derivative liability from the prior period.

Nine months ended January 31, 2012

During the nine months ended January 31, 2012, the Company incurred operating expenses of $183,939 compared with operating expenses of $11,738 for the nine months ended January 31, 2011.  The increase in operating expenses was attributed to higher operating activity as the Company had cash and assets to incur more day-to-day expenditures.  The Company incurred $39,116 of general and administrative costs and $48,040 in professional fees relating to legal, audit, and accounting fees for SEC reporting as well as due diligence costs for the Company’s acquisition of the North Springs Property, Gold Star and One Arm Joe Property, and Imperial Property during the fiscal year.  The Company also incurred $60,000 in salaries expense to the Company’s President and Director at a rate of $10,000 per month and $32,283 of transfer agent costs relating to filing of Form 8-K documents relating to the acquisition of the property and for share issuance and cancellation transactions during the period.

The Company incurred a net loss of $192,785 for the nine months ended January 31, 2012 compared with a net loss of $11,738 for the nine months ended January 31, 2011.  In addition to operating expenses, the Company also incurred $12,865 of accretion expense relating to the accretion of the original discount on the convertible note payable, $7,764 of interest expense on the outstanding convertible debenture which is unsecured, bears interest at 10% per annum, and is due on demand, and a gain of $11,783 relating to the change in fair value of the derivative liability from the prior period.

Liquidity and Capital Resources

At January 31, 2012, the Company had cash of $62,538 and total assets of $819,909 compared with $nil of cash and total assets at April 30, 2011.  The increase in cash and total assets was attributed to the receipt of $80,000 from the notes payable, $830,000 from the convertible drawdown note payable, and the fair value of the cash and shares issued for the North Springs Property, Gold Star and One Arm Joe Property, and Imperial Property.

At January 31, 2012, the Company had total liabilities of $978,764 compared with $16,070 at April 30, 2011.  The increase in liabilities was attributed to an increase of $44,627 in accounts payable and accrued liabilities from amounts owing for professional fees and accrued interest, an increase of $6,985 of amounts owing to related parties, $80,000 for issuances of notes payable, and $128,917 of convertible debentures and $702,165 of derivative liability relating to the fair value of the convertible note.

The Company had a working capital deficit of $916,226 at January 31, 2012 compared with $16,070 at April 30, 2011.  The increase in working capital deficit is due to increases in day-to-day operating expenses and mineral property expenditures.

Cashflow from Operating Activities

During the period ended January 31, 2012, the Company used $140,072 of cash for operating activities compared with $11,738 of cash for operating activities during the period ended January 31, 2011.  The change in net cash used in operating activities is attributed to the changes in operating activities noted above in Operating Expenses and Net Loss.

Cashflow from Investing Activities

During the period ended January 31, 2012, the Company used $707,390 of cash for investing activities compared with $10,000 for mineral property expenditures for the period ended January 31, 2011 where the Company incurred $10,000 for acquisition of a working interest in and oil and gas project.

Cashflow from Financing Activities

During the period ended January 31, 2012, the Company received $910,000 in financing activities attributed to proceeds received from the issuance of notes payable and convertible debenture, compared with $41,926 received during the period ended October 31, 2010 attributed to amounts from related parties.

2011 Developments

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

Quarterly Developments

On November 22, 2011, the Company entered into an Executive Employment Agreement (the “Agreement”) with Harry Lappa (“Mr Lappa”). Pursuant to the terms and conditions of the Agreement, Mr. Lappa shall service as the Company’s President and Chief Executive Officer and shall assume such other positions as reasonably requested by the Board of Directors commencing August 1, 2011 for a term of one year, which shall automatically be renewed for an additional successive term of one year unless earlier terminated. In exchange for his services, Mr. Lappa shall receive a monthly salary of ten thousand dollars ($10,000) which may be converted into share of the Company’s common stock, at the sole discretion of the Company, per the terms of the Agreement.

On December 2, 2011, the Company issued a $40,000 note payable to a non-related party.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.

On December 28, 2011, the Company requested and instructed their transfer agent to cancel eighty million (80,000,000) shares of the Company’s common stock (the “Shares”), which were previously issued and outstanding and held by the Company’s sole officer and director, Mr. Harry Lappa.  The Company’s transfer agent cancelled and returned the Shares back to authorized but unissued status.

On December 29, 2011 the Company entered into that certain Joint Venture Agreement (the “JV Agreement”) with DNP Mining LLLP, an Arizona limited liability company (“DNP”), whereby the Company shall form a joint venture with DNP in order to conduct mineral exploration activities on or about various unpatented mining claims situated in Yavapai County, Arizona collectively known as the Gold Star and One Arm Joe Properties (the “Property”).  Pursuant to the JV, the Company shall acquire a twenty percent (20%) working interest in the Property in exchange for paying an aggregate of five hundred thousand dollars ($500,000) in funding for phase 1 of the Property, and the Company has the right to acquire an additional fifteen percent (15%) working interest in the Property upon supplying funding equal to three million dollars ($3,000,000) to finance phase 2 of the Property

On January 7, 2012, the Company entered into a Property Option Agreement (the “Rio Agreement”) with Guyana AU Corp, Inc. (“GACI”) whereby the Company acquired the right to conduct mineral exploration activities for a term of three (3) years on 12,490 acres of prospective ground.  Additionally, the Company entered into a Property Option Agreement (the “Belo Agreement”) with GACI whereby the Company acquired the right to conduct mineral exploration activities for a term of three (3) ears on 12,560 acres of prospective ground.  The description of the terms of these agreements were reported in a current report on Form 8-K, filed with the SEC on January 10, 2012, and is incorporated herein by reference.

Due to unforeseen delays by GACI in making the title available in a useable way and in a timely fashion, both parties mutually agreed to terminate the agreements, effective February 15, 2012.  There were no penalties incurred by the Company.

On January 8, 2011, the Company, entered into a Minerals Lease and Agreement (the “Imperial Agreement") with MinQuest, Inc., a Nevada corporation ("MinQuest") whereby the Company acquired the right to conduct mineral exploration activities for a term of twenty (20) years (the “Term”) on various unpatented mining claims situated in Esmeralda County, Nevada, collectively known as the Imperial Property (the “Imperial Property”), subject to a three percent (3%) Net Smelter Royalty to be paid to MinQuest.  As consideration, the Company shall pay an aggregate of one hundred forty thousand US dollars ($140,000) to MinQuest and shall provide an aggregate of three million US dollars ($3,000,000) in work commitments over the Term.

On December 21, 2011, the Company issued a ten percent (10%) Convertible Drawdown Promissory Note (the “Drawdown Note”) to Kazuo Holdings, Inc. (“Kazuo”). Pursuant to the Drawdown Note, the Company may borrow up to one million US dollars ($1,000,000) from Kazuo.  The Note earns simple interest accruing at a rate of ten percent (10%) per annum and is due on or before the one (1) year anniversary of the Drawdown Note.  On January 19, 2012, the Company issued Amendment No. 1 (the “Drawdown Note”) to Kazuo Holdings, Inc. (“Kazuo”). Pursuant to the Drawdown Note, the Company may borrow up to one million seven hundred fifty thousand US dollars ($1,750,000) from Kazuo.  The Note earns simple interest accruing at a rate of ten percent (10%) per annum and is due on or before the one (1) year anniversary of the Drawdown Note.  This Drawdown Note amends and supersedes the prior Drawdown Note dated December 21, 2011.  To date, the Company has received the full amount of $1,750,000.

On January 25, 2012, the Company entered into that certain Earn-In Agreement (the “Agreement”) with Discovery Gold Ghana Limited, a company organized under the laws of Ghana (“DGG”).  Pursuant to the Agreement, the Company shall acquire a working interest (the “Working Interest”) in DGG’s interest (“DGG’s Interest”) in that certain mineral concession located in the Edum Banso Region of the Western Region of Ghana (the “Property”), per the terms of the Agreement as follows:

Working Interest:

The Company shall provide a total of one million two hundred fifty thousand dollars ($1,250,000) to DGG according to the following payment schedule (each a “Commitment Payment”):

(i)

an initial payment of two hundred fifty thousand dollars ($250,000) (the “Initial Payment”), of which one hundred fifty thousand dollars ($150,000) is due within five (5) days of the execution of the Agreement and the remaining one hundred thousand dollars ($100,000) is due within thirty (30) days of the execution of the Agreement;

(ii)

five hundred thousand dollars ($500,000) on or before July 31, 2012 (the “Second Commitment Payment”); and

(iii)

five hundred thousand dollars ($500,000) on or before December 31, 2012 (the “Third Commitment Payment”).

Upon making the full Initial Payment to DGG, the Company shall acquire a ten percent (10%) Working Interest in DGG’s Interest.  In the event that the Company fails to provide the Second Commitment Payment to DGG on or before July 31, 2012, fifty percent (50%) of the Company’ Working Interest shall automatically revert back to DGG and the Company shall be deemed to have forfeited its right to provide the Third Commitment Payment.  DGG shall then have the option to buy back an additional twenty five percent (25%) of NSRS’ Working Interest in exchange for one hundred fifty thousand dollars ($150,000).

Additional Working Interest:

The Company shall acquire an additional twenty five percent (25%) Working Interest in DGG’s Interest (the “Additional Interest”) in exchange for ten million (10,000,000) shares of common stock of the Company.  The Additional Interest is in addition to the ten percent (10%) Working Interest described above.

In the event that the value of shares is less than two million five hundred dollars ($2,500,000) on October 1, 2012, DGG shall have the option to either: (a) take back the Additional Interest from the Company and return the shares to the Company; or (b) keep the shares and allow the Company to keep the Additional Interest.  If DGG elects option (a), DGG shall notify the Company of its decision in writing within five (5) business days from October 1, 2012.

On February 15, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Hyperion Management Mining SA (“Hyperion”).  Hyperion holds various options to acquire mineral claims in the state of Chihuahua, Mexico, collectively called the Matamoros Claims (the Options).  Under the terms of the Agreement, the Company acquired 10% of the Options.  The Company has agreed to pay the purchase price of $250,000.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of January 31, 2012.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description	Filed
3.01	Articles of Incorporation	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
3.01(a)	Amended and Restated Articles of Incorporation	Filed with the SEC on July 21, 2011 as part of our Current Report on Form 8-K.
3.01(b)	Certificate of Change	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on June 1, 2010 as part of our Registration Statement on Form S-1.
10.01	Joint Venture Contract and Operating Agreement between the Company and Patriot Financial Group dated April 30, 2010	Filed with the SEC on July 29, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.02	Letter Agreement between the Company and Danil Shpeyzer dated August 18, 2010	Filed with the SEC on August 20, 2010 as part of our Amended Registration Statement on Form S-1/A.
10.03	North Springs Property Exploration and Mining Lease and Option to Purchase Agreement by and among the Company, Mountain Gold Claims, LLC. Series 15, and Lane A. Griffin dated August 2, 2011	Filed with the SEC on August 9, 2011 as part of our Current Report on Form 8-K.
10.04	Promissory Note to Kazuo Holdings, Inc. dated August 1, 2011	Filed with the SEC on August 15, 2011 as part of our Current Report on Form 8-K.
10.05	Promissory Note to Kazuo Holdings, Inc. dated September 7, 2011	Filed with the SEC on September 13, 2011 as part of our Current Report on Form 8-K.
10.06	Executive Employment Agreement between North Springs Resources Corp. and Harry Lappa dated November 22, 2011	Filed with the SEC on November 23, 2011 as part of our Current Report on Form 8-K.
10.07	Promissory Note to Kazuo Holdings, Inc. dated December 2, 2011	Filed with the SEC on December 7, 2011 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
32.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	File by Amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	File by Amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	File by Amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	File by Amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	File by Amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	File by Amendment

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH SPRINGS RESOURCES CORP.

Dated: March 21, 2012
Harry Lappa
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer