Form 10-Q/A
period 2012-01-31
NORTH SPRINGS RESOURCES CORP.
filed 2012-03-27
CIK 1492168

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

As of March 21, 2012, there were 626,000,000 shares of the registrant’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of North Springs Resources Corp. (the “Company”) on Form 10-Q for the quarterly period ended January 31, 2012, filed with the Securities and Exchange Commission on March 22, 2012 (the “Form 10-Q”), is to update the number of shares of the registrant listed on the cover page of this report and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

NORTH SPRINGS RESOURCES CORP.

Dated: March 26, 2012	/s/ Harry Lappa
Harry Lappa
Its: Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 26, 2012	/s/ Harry Lappa
By: Harry Lappa Its: Director

4